Form 10-Q
period 2014-10-31
Peak Resorts Inc
filed 2015-01-06
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

Commission file number 001-35363

Peak Resorts, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1793922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17409 Hidden Valley Drive	63025
Wildwood, Missouri	(Zip Code)
(Address of principal executive offices)

(636) 938-7474
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer   ☒  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of January 5, 2015, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	October 31,	April 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$6,109	$13,186
Restricted cash balances	15,954	13,063
Deferred income taxes	875	875
Income tax receivable	9,528	-
Accounts receivable	220	396
Inventory	2,765	1,541
Prepaid expenses and deposits	2,167	1,433
	37,618	30,494
Property and equipment-net	138,403	136,696
Land held for development	36,932	36,877
Other assets	3,502	3,224
	$216,455	$207,291
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$7,871	$5,050
Accrued salaries, wages and related taxes and benefits	945	886
Unearned revenue	14,556	7,458
EB-5 investor funds in escrow	12,801	-
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	1,325	1,059
	37,831	14,786
Long-term debt	174,403	174,652
Capitalized lease obligation	1,646	191
Deferred gain on sale/leaseback	3,678	3,844
Deferred income taxes	9,682	9,682
Other liabilities	630	648
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 3,982,400 shares issued	40	40
Additional paid-in capital	385	385
Retained earnings (deficit)	(11,840)	3,063
	(11,415)	3,488
	$216,455	$207,291

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Loss (Unaudited)

(In thousands, except share and per share data)

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013

Revenues	$6,230	$6,187	$11,826	$11,207
Costs and Expenses
Resort operating expenses	11,151	10,839	21,597	20,577
Depreciation and amortization	2,308	2,287	4,614	4,574
General and administrative expenses	947	820	2,033	1,655
Land and building rent	357	349	714	696
Real estate and other taxes	454	460	931	948
	15,217	14,755	29,889	28,450
Other Operating Income-gain on settlement of lawsuit	2,100	-	2,100	-

Loss from Operations	(6,887)	(8,568)	(15,963)	(17,243)

Other Income (expense)
Interest, net of interest capitalized of $157 and $286 in 2014 and $76 and $126 in 2013	(4,298)	(4,262)	(8,640)	(8,536)
Gain on sale/leaseback	83	83	166	166
Investment income	3	2	6	6
	(4,212)	(4,177)	(8,468)	(8,364)

Loss before income tax (benefit)	(11,099)	(12,745)	(24,431)	(25,607)
Income tax benefit	(4,356)	(5,005)	(9,528)	(9,986)
Net loss	$(6,743)	$(7,740)	$(14,903)	$(15,621)

Basic and diluted loss per share	$(1.69)	$(1.94)	$(3.74)	$(3.92)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except shares)

Six Months ended October 31, 2014

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings (deficit)	Total

Balances, May 1, 2014	3,982,400	$ 40	$ 385	$ 3,063	$ 3,488

Net loss	-	-	-	(14,903)	(14,903)

Balances, October 31, 2014	3,982,400	$ 40	$ 385	$ (11,840)	$ (11,415)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Six Months ended October 31,

	2014	2013
Cash Flows from Operating Activities
Net loss	$(14,903)	$(15,621)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	4,587	4,540
Amortization and writeoff of deferred financing costs	27	34
Amortization of other liabilities	(18)	(18)
Gain on sale/leaseback	(166)	(166)
Changes in operating assets and liabilities, net of effect of acquisitions:

Income tax receivable	(9,528)	(9,986)
Accounts receivable	176	48
Inventory	(1,224)	(1,046)
Prepaid expenses and deposits	(734)	(333)
Other assets	(303)	(6)
Accounts payable and accrued expenses	2,821	882
Accrued salaries, wages and related taxes and benefits	59	28
Unearned revenue	7,098	8,874

Net cash used in operating activities	(12,108)	(12,770)

Cash Flows from Investing Activities
Additions to property and equipment	(4,442)	(1,392)
Additions to land held for development	(55)	(1,203)
Change in restricted cash	(2,891)	9,137
Net cash (used in) provided by investing activities	(7,388)	6,542

Cash Flows from Financing Activities
Payments on long-term debt and capitalized lease obligation	(382)	(206)
Additions to EB-5 investor funds held in escrow	12,801	-
Distributions to stockholders	-	(40)
Net cash provided by (used in) financing activities	12,419	(246)

Net Decrease in Cash and Cash Equivalents	(7,077)	(6,474)

Cash and Cash Equivalents, May 1	13,186	11,971

Cash and Cash Equivalents, October 31	$6,109	$5,497

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $286 and $126 capitalized in 2014 and 2013, respectively	$8,923	$8,662

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$1,853	$373
Acquisition of equipment with long-term borrowings	$-	$1,266
Alpine Valley improvements financed with long-term borrowings	$-	$1,453
Land held for development financed with long-term borrowings	$-	$1,000

                            See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended October 31, 2014 and 2013

Note 1. Nature of Business

Description of business:  Peak Resorts, Inc. (the “Company”) and its subsidiaries operate in a single business segment—ski resort operations. The Company’s ski resort operations consist of snow skiing, snowboarding and snow sports areas in Wildwood and Weston, Missouri; Bellefontaine and Cleveland, Ohio; Paoli, Indiana; Blakeslee and Lake Harmony, Pennsylvania; Bartlett, Bennington and Pinkham Notch, New Hampshire; and West Dover, Vermont and an eighteen‑hole golf course in West Dover, Vermont. The Company also manages hotels in Bartlett, New Hampshire and West Dover, Vermont and operates a restaurant in Lake Harmony, Pennsylvania.

In the opinion of management, the accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with Rule 10‑01 of Regulation S‑X and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the interim periods presented.

Results for interim periods are not indicative of the results expected for a full fiscal year due to the seasonal nature of the Company’s business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the April 30, 2014 audited consolidated financial statements, including notes thereto, as included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, dated November 20, 2014.

Note 2. New Accounting Standards

Recent accounting pronouncements:  In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013‑11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013‑11, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is permitted to adopt the standard for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2013‑11 on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

Note 3. Income Taxes

Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized and a valuation allowance would be provided if necessary. The FASB Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” also provides guidance with respect to the accounting for uncertainty in income taxes recognized in a Company’s consolidated financial statements, and it prescribes a recognition threshold and measurement attribute criteria for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not have any material uncertain tax positions, and therefore, the adoption did not have a material impact on the Company’s financial position or results of operations.

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2015 applied to the loss before income tax for the quarters ended July 31 and October 31, 2014. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt

Long‑term debt at October 31, 2014, April 30, 2014 and pro forma consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	October 31, 2014	April 30, 2014	Pro Forma after debt restructure
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at October 31, 2014 and April 30, 2014); remaining principal and interest due on April 3, 2027	$63,500	$63,500	$51,050
Mount Snow Development Debt; payable in monthly interest‑only payments at 10.00%; remaining principal and interest due April 1, 2016	42,907	42,907	-
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (9.98% at October 31, 2014 and April 30, 2014); remaining principal and interest due on October 29, 2027	47,029	47,029	37,562
Crotched Mountain Debt; payable in monthly interest only payments at an increasing interest rate (10.27% at October 31, 2014 and April 30, 2014); remaining principal and interest due on March 10, 2027	10,972	10,972	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.20% at October 31, 2014 and April 30, 2014); remaining principal and interest due on December 19, 2032	4,550	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27,300, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,877	3,962	3,877
Other debt	2,125	2,311	2,125
	174,960	175,231	99,164
Less: current maturities	557	579	557
	$174,403	$174,652	$98,607

See Note 8, “Subsequent Events” for a discussion of the restructure of a portion of the Company’s long-term debt.

The Attitash/Mount Snow Debt due April 3, 2027 in the foregoing table represents amounts borrowed by the Company as follows:

•$15.7 million borrowed pursuant to a Loan Agreement entered into by and between the Company, as borrower, and EPT Mount Attitash, Inc., as lender, dated as of April 4, 2007, as evidenced by a promissory note in the amount of $15.7 million dated as of April 4, 2007 and modified on October 30, 2007 (collectively, the “Attitash Loan Documents”); and

•$59.0 million borrowed pursuant to a Loan Agreement entered into by and between the Company, as borrower, and EPT Mount Snow, Inc., as lender, dated as of April 4, 2007, as modified by the First Modification Agreement by and between such parties, dated as of June 30, 2009 (the “Mount Snow First Modification Agreement”), as evidenced by an amended and restated promissory note in the amount of $59.0 million, dated as of June 30, 2009 (collectively, the “Mount Snow Loan Documents”).

The Company entered into the Attitash Loan Documents and Mount Snow Loan Documents in connection with the 2007 acquisitions of Attitash and Mount Snow. In addition to the funds borrowed on the date of the acquisitions, the Attitash Loan Documents and the Mount Snow Loan Documents provided for $25.0 million of additional borrowing capacity as of the date of the acquisitions to be drawn to fund improvements and capital expenditures at Attitash and Mount Snow, subject to the approval of the lender. At October 31, 2014, $10.0 million remained available to fund approved capital expenditures and improvements in future years.

The $59.0 million borrowed pursuant to the Mount Snow Loan Documents includes $1.2 million of additional funds available under the Mount Snow First Modification Agreement to be used for purposes stipulated by such agreement or other purposes as approved by the lender. No borrowings have been made under this arrangement.

Commencing April 1, 2008 and each April 1 thereafter, the interest rates relating to the debt outstanding under the Attitash Loan Documents and Mount Snow Loan Documents will increase from the prior interest rate measurement date by the lesser of three times the percentage increase in the Consumer Price Index (“CPI”) or a factor of 1.015 (the “Capped CPI Index”) unless specified debt service coverage ratios are maintained for a period of two consecutive years. If the target debt service coverage ratios are attained and maintained, the interest rate will be 100 basis points lower than it otherwise would have been. For the six months ended October 31, 2014 and the year ended April 30, 2014, the Company has not maintained the specified debt service coverage ratios, and therefore, the interest rates have increased. The target debt service coverage ratio for the six months ended October 31, 2014 and the fiscal year ended April 30, 2014 is 2.0 to 1.0 under both the Mount Snow Loan Documents and the Attitash Loan Documents.

The table below illustrates the range of potential interest rates  for each of the next five years assuming rates are to increase by the Capped CPI Index annually:

Attitash/Mount Snow Debt

	Specific Debt Service
	Coverage
Rate Effective at April 1:	Attained	Not Attained
2014	9.93%	10.93%
2015	10.09%	11.09%
2016	10.24%	11.26%
2017	10.39%	11.43%
2018	10.54%	11.60%

The Capped CPI Index is an embedded derivative, but the Company has concluded that the derivative does not require bifurcation and separate presentation at fair value because the Capped CPI Index was determined to be clearly and closely related to the debt instrument.

The Attitash Loan Documents and the Mount Snow Loan Documents provide for additional interest payments under certain circumstances. Specifically, if the gross receipts of the respective property during any fiscal year exceed an amount determined by dividing the amount of interest otherwise due during that period by 12%, an additional interest payment equal to 12% of such excess is required. Similar to the minimum required interest payments as described above, the parties have agreed that if specific target debt service coverage ratios are achieved for two consecutive years and are maintained, the interest rate used in determining both the amount of the excess gross receipts and the rate applied thereto would be reduced to 11%. No additional interest payments were due for the six months ended October 31, 2014 and the year ended April 30, 2014.

The Mount Snow Development Debt due April 1, 2016 represents obligations incurred to provide financing for the acquisition of land at Mount Snow that is in development stages. On April 4, 2007, the Company and Mount Snow, Ltd., as borrowers, entered into a promissory note in favor of EPT Mount Snow, Inc., as lender, in the amount of $25.0 million, which was later modified by (i) the Modification Agreement dated as of April 1, 2010 to increase the amount of funds available to $41.0 million, (ii) the Second Modification Agreement dated as of July 13, 2012 to change the maturity date to April 1, 2013, and (iii) the Third Modification Agreement dated as of April 1, 2013 to change the maturity date to April 1, 2016 and to acknowledge the outstanding principal and interest owing under the promissory note as of April 1, 2013 (approximately $42.9 million) (collectively, the “Mount Snow Development Loan Documents”). The outstanding balance under the Mount Snow Development Loan Documents accrues interest at a rate of 10.00% annually. Principal payments are required to be made from all proceeds from any sale of development land at Mount Snow with any remaining principal due at maturity.

The Credit Facility Debt due October 29, 2027 represents amounts due pursuant to the Amended and Restated Credit and Security Agreement, dated as of October 30, 2007, among the Company and certain of its affiliates, as borrowers, and EPT Ski Properties, Inc., as lender (the “Credit Facility Agreement”), as modified by the terms of the Loan Agreement among the parties dated July 13, 2012. In connection with entry into the Credit Facility Agreement, the borrowers executed an amended and restated promissory note, dated as of October 30, 2007, in the amount of $31.0 million, which was later modified by (i) a second amended and restated promissory note, dated as of August 5, 2008, which increased the amount of funds available to $41.0 million, (ii) a third amended and restated promissory note, dated as of December 15, 2011, which increased the amount available to $50.0 million, (iii) a fourth amended and restated promissory note, dated as of May 14, 2012, which increased the amount available to approximately $53.0 million, and (v) a fifth amended and restated promissory note, dated as of July 13, 2012, which increased the amount available to approximately $56.0 million (collectively with the Credit Facility Agreement, the “Credit Facility Documents”). At October 31, 2014, approximately $9.0 million remained available under the Credit Facility Documents for approved capital expenditures. The interest rate for borrowings under the Credit Facility Documents increases each October 1 during the term of the Credit Facility Documents, such increase to be the lesser of two times the increase in the CPI or Capped CPI Index.

On each of October 30, 2007 and November 19, 2012, the Company entered into Option Agreements with EPT Ski Properties, Inc., a subsidiary of its lender, Entertainment Properties Trust, Inc., pursuant to which EPT Ski Properties, Inc. has the option to (i) purchase Hidden Valley, Snow Creek, Brandywine, Boston Mills, Alpine Valley and the portion of Paoli Peaks that the Company owns, at the prices set forth in the Option Agreements, and (ii) assume the Company’s lease relating to the portion of Paoli Peaks that the Company leases. According to the terms of the Option Agreements, EPT Ski Properties, Inc. may exercise its option relating to one or more properties on or after April 11, 2011 until the Company satisfies its obligations under the Credit Facility Documents. If EPT Ski Properties, Inc. exercises its option with respect to any of the properties, it is required under the Option Agreements to immediately lease or sublease such properties back to the Company on substantially the same terms as the existing financing or lease arrangements relating to the properties.

Over the years, the Company has depreciated the book value of these properties pursuant to applicable accounting rules, and as such, it has a low basis in the properties. As a result, the Company will realize significant gains on the sale of the properties to EPT Ski Properties, Inc. if the option is exercised. The Company will be required to pay capital gains tax on the difference between the purchase price of the properties and the tax basis in the properties, which is expected to be a substantial cost. To date, EPT Ski Properties, Inc. has not exercised the option.

The Crotched Mountain Debt due March 10, 2027 noted in the table above represents amounts due to EPT Crotched Mountain, Inc. pursuant to a promissory note made by SNH Development, Inc., the Company’s wholly‑owned subsidiary. The promissory note, dated as of  March 10, 2006 (the “Crotched Mountain Note”), was made in the principal amount of $8.0 million, the proceeds of which were used to pay off all outstanding debt secured by the Crotched Mountain ski resort and for general working capital purposes. The Crotched Mountain Note was amended on July 13, 2012 to increase the funds available to approximately $11.0 million. The interest rate applicable to the outstanding debt under the Crotched Mountain Note increases each April 1 during the term of the Crotched Mountain Note, such increase to be the lesser of the rate of interest in the previous year multiplied by the Capped CPI Index or the sum of the rate of interest in the previous year plus the product of (x) the rate of interest in the previous year and (y) the percentage increase in the CPI from the CPI in effect on April 1 of the current year over the CPI in effect on the April 1 of the immediately preceding year.

The Sycamore Lake (Alpine Valley) Debt due December 19, 2032 represents amounts due to EPT Ski Properties, Inc. pursuant to the Loan Agreement between Sycamore Lake, Inc. and EPT Ski Properties, Inc., dated as of November 19, 2012, as modified by the First Amendment to Loan Agreement dated July 26, 2013. On November 19, 2012, Sycamore Lake entered into a promissory note in favor of EPT Ski Properties, Inc. (the “Sycamore Lake (Alpine Valley) Note”) in the principal amount of approximately $5.1 million, the proceeds of which were used to acquire the outstanding stock of Sycamore Lake, Inc. and to finance the expansion of the Alpine Valley ski resort. The interest rate applicable to the outstanding debt under the Sycamore Lake (Alpine Valley) Note increases each December 19 during the term of the Sycamore Lake (Alpine Valley) Note, such increase to be the lesser of three times the percentage increase in the CPI from the previous December 19 or 2.0%.

The debt agreements discussed above contain various restrictions, including distributions. The Company may declare and pay cash dividends to its shareholders as long as no Potential Default or Event of Default, as defined in the Security Agreement, exists prior to or as a result from paying a dividend.

The table below illustrates the potential interest rates applicable to the Company’s fluctuating interest rate debt for each of the next five years, assuming rates increase by the Capped CPI Index:

	Credit	Crotched	Sycamore Lake
Rate effective April 1:	Facility Debt	Mountain Debt	(Alpine Valley)
2014	9.98%	10.27%	10.20%
2015	10.13%	10.42%	10.40%
2016	10.28%	10.58%	10.61%
2017	10.43%	10.74%	10.82%
2018	10.59%	10.90%	11.04%

The Wildcat Mountain Debt due December 22, 2020 represents amounts owed pursuant to a promissory note in the principal amount of $4.5 million made by WC Acquisition Corp. in favor of Wildcat Mountain Ski Area, Inc., Meadow Green‑Wildcat Skilift Corp. and Meadow Green‑Wildcat Corp. (the “Wildcat Note”). The Wildcat Note, dated November 22, 2010, was made in connection with the acquisition of Wildcat Mountain, which was effective as of October 20, 2010. The interest rate as set forth in the Wildcat Note is fixed at 4.00%.

Substantially all of the Company’s assets serve as collateral for the Company’s long‑term debt.

Future aggregate annual principal payments under all indebtedness are as follows (in thousands):

	October 31, 2014	Pro Forma (Note 8)

2015	$557	$557
2016	43,469	562
2017	816	816
2018	546	546
2019	599	599
Thereafter	128,973	96,084
	$174,960	$99,164

Note 5. Financial Instruments and Concentrations of Credit Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments to which the Company is a party:

Cash and cash equivalents, restricted cash:  Due to the highly liquid nature of the Company’s short‑term investments, the carrying values of cash and cash equivalents and restricted cash approximate their fair values.

Accounts receivable:  The carrying value of accounts receivable approximate their fair value because of their short‑term nature.

Accounts payable and accrued expenses:  The carrying value of accounts payable and accrued liabilities approximates fair value due to the short‑ term maturities of these amounts.

Long‑term debt:  The fair value of the Company’s long‑term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The interest rates on the Company’s long‑term debt instruments are consistent with those currently available to the Company for borrowings with similar maturities and terms and, accordingly, their fair values are consistent with their carrying values.

Concentrations of credit risk:  The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company’s cash and cash equivalents and restricted cash are on deposit with financial institutions where such balances will, at times, be in excess of federally insured limits. Excess cash balances are collateralized by the backing of government securities. The Company has not experienced any loss as a result of those deposits.

Note 6. Commitments and Contingencies

Restricted cash:  The provisions of certain of the Company’s debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.

Loss contingencies:  The Company is periodically involved in various claims and legal proceedings, many of which occur in the normal course of business. Management routinely assesses the likelihood of adverse judgments or outcomes, including consideration of its insurable coverage and discloses or records estimated losses in accordance with ASC 450, “Contingencies”. After consultation with legal counsel, the Company does not anticipate that liabilities arising out of these claims would, if plaintiffs are successful, have a material adverse effect on its business, operating results or financial condition.

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $512,000 and $1,003,700 for the three and six months ended October 31, 2014, resprctively and $532,400 and $1,006,700 for the three and six months ended October 31, 2013, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to October 31, 2014 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2015	$957	$1,687
2016	614	1,609
2017	464	1,562
2018	445	1,562
2019	402	1,561
Thereafter	—	11,445
	2,882	$19,426
Less: amount representing interest	468
	2,414
Less: current portion	768
Long-term portion	$1,646

Note 7. Loss Per share

The computation of basic and diluted loss per share for the three and six month periods ended October 31, 2014 and 2013 is as follows (in thousands except share and per share data):

	Three Months ended		Six Months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net loss	$(6,743)	$(7,740)	$(14,903)	$(15,621)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	3,982,400	3,982,400	3,982,400	3,982,400
Basic and diluted loss per share	$(1.69)	$(1.94)	$(3.74)	$(3.92)

Note 8. Subsequent Events

             On November 4, 2014,  the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the ‘‘Incentive Plan’’), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The Incentive Plan became effective concurrently with the completion of the Company’s initial public offering. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Stock Bonuses, Other Stock Based Awards, Cash Awards, or any combination thereof, as defined in and allowed by the Incentive Plan.

            On November 8, 2014, the Company’s board of directors approved a 100 for 1 common stock split which was effected immediately prior to the consummation of the initial public offering. All references to shares in the financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively.

On November 10, 2014, in connection with the Company’s initial public offering, the Company entered into a Restructure Agreement (the “Restructure Agreement”) with EPR Properties (“EPR”), its primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, the Company entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014.  Pursuant to the Debt Restructure, the Company paid a defeasance fee of $5.0 million to EPR in addition to the consideration described below.

In exchange for the prepayment right, the Company granted EPR a purchase option on the Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties, subject to certain conditions.  If EPR exercises a purchase option, EPR will enter into an agreement with the Company for the lease of each such acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each. All previously existing option agreements between the Company and EPR were terminated.

Additionally, the Company agreed to extend the maturity dates on all non-prepayable notes and mortgages secured by the Mount Snow, Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties remaining after the Debt Restructure by seven years to December 1, 2034, and to extend the lease for the Mad River property, previously terminating in 2026, until December 31, 2034.

The Company also granted EPR a right of first refusal to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort property for a period of seven years or until financing provided by EPR for such transactions equals or exceeds $250 million in the aggregate. Proposed financings from certain types of institutional lenders providing a loan to value ratio of less than 60% (as relates to the applicable property being financed) are excluded from the right of first refusal. The Company granted EPR a separate right of first refusal in the event that the Company wishes to sell, transfer, convey or otherwise dispose of any or all of the Attitash ski resort for seven years.  The Attitash right excludes the financing or mortgaging of Attitash.

In connection with the Debt Restructure, the Company entered into a Master Credit and Security Agreement with EPR containing additional terms and conditions governing our restructure debt with EPR, including restrictions on certain transactions and the payment of dividends and required financial covenants.

                The initial public offering of the Company’s common stock was effective on November 20, 2014. In connection with the offering, the Company sold 10,000,000 shares of its common stock at $9.00 per share. The net proceeds of the offering are as follows  (dollars in thousands):

Gross offering proceeds	$90,000
Underwriters discount and commission	(6,300)
Costs of the offering	(1,428)
Net proceeds	$82,272

On December 8, 2014, the Company declared a cash dividend of 10.91 cents per share of common stock. The dividend is payable on February 20, 2015, to stockholders of record on January 2, 2015. The declared amount was calculated based on an initial quarterly rate of 13.75 cents per share, prorated for a 73-day period from the November 20, 2014, effective date of the company’s initial public offering through January 31, 2015, the end of the company’s third fiscal quarter. The current indicated annual dividend would be 55 cents per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our prospectus filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”), as amended, dated November 20, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Peak”, “our”, “us”, or “we” refer to Peak Resorts, Inc. and its consolidated subsidiaries.

Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 13 ski resorts primarily located in the Northeast and Midwest, 12 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,650 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated ten ski resorts since our incorporation in 1997, and we expect to continue executing this strategy.

Factors Affecting our Business

Economic Conditions. Weak economic conditions in the U.S. could have a material adverse effect on our industry. An economic downturn could reduce consumer spending on recreational activities such as those our resorts offer, resulting in decreased skier visits and consumer spending at our ski resorts. Such events could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we may be unable to increase the price of our lift tickets, season passes or other offerings during an economic downturn despite our history of being successful in raising such prices under a variety of economic conditions.

Weather. The ability to attract visitors to our resorts is influenced by weather conditions and by the number of cold weather days during the ski season. Unseasonably warm weather can adversely affect skier visits and our revenue and profits. For example, warm weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

Seasonality and Fluctuations in Quarterly Results. Our resort operations are highly seasonal. Although the air temperatures and timing and amount of snowfall can influence the number and type of skier visits, the majority of the skier visits are from mid-December to early April. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year as a result of the seasonality of our business. Operating results for any three-month period are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year.

A high degree of seasonality in our revenues and our dependence on weekends and the three major ski holidays increases the impact of certain events on our operating results. Adverse weather conditions, equipment failures, and other developments of even moderate or limited duration occurring during these peak business periods could significantly reduce our revenues.

Variation in peak periods. Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or fewer peak periods, holidays and weekends in our third fiscal quarter compared to prior years, with a corresponding difference in our fourth fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

Competition. The skiing industry is highly competitive and capital intensive. Our ski resorts located in the Northeastern U.S., such as Mount Snow, Attitash and Wildcat Mountain, and those located in the Southeastern U.S. (which includes Pennsylvania for purposes of ski industry statistics), such as Jack Frost and Big Boulder, compete against other ski resorts in their markets for both day and overnight drive skiers. Our competitive position depends on a number of factors, such as the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services and resort reputation. Some of our competitors have stronger competitive positions in respect of one or more of these factors, which may adversely affect our ability to maintain or grow our customer base.

We believe that while our Midwestern U.S. ski resorts face only limited competition from other ski resorts in the area, our competitors in the Midwest primarily include other recreation resorts, including warm weather resorts and various alternative leisure activities. Our resorts in the Northeastern and Southeastern U.S. face similar competition, in addition to the competition outlined above. Our ability to maintain our levels of skier visits depends on, among other things, weather conditions, costs of lift tickets and related skier services relative to the costs of other leisure activities and our ability to attract people interested in recreational sports.

Consumer tastes and preferences. Our success depends on our ability to attract visitors to our ski resorts. Changes in consumer tastes and preferences, particularly those affecting the popularity of skiing, snowboarding and tubing, and other social and demographic trends could adversely affect the number of skier visits during a ski season. Furthermore, a reduction in average household income in some of the areas near our resorts, compared to historic levels, combined with the increasing cost of skiing, snowboarding and tubing, may make these activities unaffordable for a large percentage of that population. A significant decline in skier visits compared to historical levels would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Recent Events

Initial Public Offering

On November 20, 2014, we completed our initial public offering of our common stock, selling 10,000,000 shares of our common stock at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us (of which $0.4 million was deferred as of October 31, 2014), we received net proceeds of $82.3 million.

Debt Restructure

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement (the “Restructure Agreement”) with EPR Properties (“EPR”), our primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014.  Pursuant to the Debt Restructure, we paid a defeasance fee of $5 million EPR in addition to the consideration described below.

In exchange for the prepayment right, we granted EPR a purchase option on the Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties, subject to certain conditions.  If EPR exercises a purchase option, EPR will enter into an agreement with the Company for the lease of each such acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each. All previously existing option agreements between the Company and EPR were terminated.

Additionally, we agreed to extend the maturity dates on all non-prepayable notes and mortgages secured by the Mount Snow, Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties remaining after the Debt Restructure by seven years to December 1, 2034, and to extend the lease for the Mad River property, previously terminating in 2026, until December 31, 2034.

We also granted EPR a right of first refusal to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort property for a period of seven years or until financing provided by EPR for such transactions equals or exceeds $250 million in the aggregate. Proposed financings from certain types of institutional lenders providing a loan to value ratio of less than 60% (as relates to the applicable property being financed) are excluded from the right of first refusal. We granted EPR a separate right of first refusal in the event that the Company wishes to sell, transfer, convey or otherwise dispose of any or all of the Attitash ski resort for seven years.  The Attitash right excludes the financing or mortgaging of Attitash.

In connection with the Debt Restructure, we entered into a Master Credit and Security Agreement with EPR containing additional terms and conditions governing our restructure debt with EPR, including restrictions on certain transactions and the payment of dividends and required financial covenants.

Results of Operations

The following historical unaudited consolidated statements of operations during the three and six months ended October 31, 2014 and 2013 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended October 31, 2013 and 2014

The following table presents our condensed unaudited consolidated statements of operations for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	Three months ended October 31,
	2014	2013	$ change	% change

Revenues	$6,230	$6,187	$43	0.7%

Costs and Expenses
Resort operating expenses	11,151	10,839	312	2.9%
Depreciation and amortization	2,308	2,287	21	0.9%
General and administrative expenses	947	820	127	15.5%
Land and building rent	357	349	8	2.3%
Real estate and other taxes	454	460	(6)	-1.3%
	15,217	14,755	462	3.1%
Other operating income-gain on settlement of lawsuit	2,100	-	2,100	100%
Loss from Operations	(6,887)	(8,568)	1,681	-19.6%

Other Income (expense)
Interest, net of interest capitalized of $157 and $76 in 2014 and 2013, respectively	(4,298)	(4,262)	(36)	0.8%
Gain on sale/leaseback	83	83	-	0.0%
Investment income	3	2	1	50.0%
	(4,212)	(4,177)	(35)	0.8%

Loss before income tax (benefit)	(11,099)	(12,745)	1,646	12.9%
Income tax benefit	(4,356)	(5,005)	649	13.0%
Net loss	$(6,743)	$(7,740)	$997	-12.9%
Total reported EBITDA	$(6,480)	$(6,241)	$(239)	-3.8%

Revenue increased $0.04 million, or 0.7%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase is a result an increase in summer visits.

Resort operating expenses increased $0.3 million, or 2.9%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily as a result of an increase in salaries and wages of $0.1 million and an increase in workman’s compensation insurance expense of $0.2 million. Salary and wage expense increased as a result of wage increases for full time employees implemented in October 2013. The increase in workman’s compensation expense is a result of an increase in rates.

General and administrative expenses increased $0.1 million, or 15.5%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to an increase in legal fees related to litigation settled in the second quarter of fiscal 2015. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

The Company settled a lawsuit in the three months ended October 31, 2014 which resulted in $2.1 million of income.

The increase in interest expense, net of $0.04 million, was a result of an increase in interest rates for the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Income tax benefit decreased $0.6 million as a result of an decrease in the loss before income tax benefit of $1.6 million for the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Comparison of Operating Results for the Six Months Ended October 31, 2014 and 2013

The following table presents our condensed unaudited consolidated statements of operations for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	Six months ended October 31,
	2014	2013	$ change	% change

Revenues	$11,826	$11,207	$619	5.5%

Costs and Expenses
Resort operating expenses	21,597	20,577	1,020	5.0%
Depreciation and amortization	4,614	4,574	40	0.9%
General and administrative expenses	2,033	1,655	378	22.8%
Land and building rent	714	696	18	2.6%
Real estate and other taxes	931	948	(17)	-1.8%
	29,889	28,450	1,439	5.1%

	(18,063)	(17,243)	(820)	-4.8%
Other operating income-gain on settlement of lawsuit	2,100	-	2,100	100.0%
Loss from Operations	(15,963)	(17,243)	1,280	-7.4%
Other Income (expense)
Interest, net of interest capitalized of $286 and $126 in 2014 and 2013, respectively	(8,640)	(8,536)	(104)	1.2%
Gain on sale/leaseback	166	166	-	0.0%
Investment income	6	6	-	0.0%
	(8,468)	(8,364)	(104)	1.2%

Loss before income tax (benefit)	(24,431)	(25,607)	1,176	-4.6%
Income tax benefit	(9,528)	(9,986)	458	-4.6%
Net loss	$(14,903)	$(15,621)	$718	-4.6%
Total reported EBITDA	$(13,038)	$(12,505)	$(533)	-4.3%

Revenue increased $0.6 million, or 5.5%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The increase is primarily the result of increases in food and beverage revenue of $0.2 million, retail revenue of $0.1 million, and other revenue of $0.3 million, primarily as a result of increased visits to Mount Snow and Attitash and increased revenues at Big Boulder.

Resort operating expenses increased $1.0 million, or 5.0%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013 primarily as a result of an increase in salaries and wages of $0.4 million and an increase in workman’s compensation insurance expense of $0.3 million. Salary and wage expense increased as a result of wage increases for full time employees implemented in October 2013. The increase in workman’s compensation expense is a result of an increase in rates. In addition, cost of sales increased $0.2 million as a result of the increase in food and beverage and retail revenue. Power expense increased $0.1 million as a result of rate increases.

General and administrative expenses increased $0.4 million, or 22.8%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013 primarily due to an increase in legal fees related to litigation settled in the second quarter of fiscal 2015 and an increase in other professional fees. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

The Company settled a lawsuit in the three months ended October 31, 2014 which resulted in $2.1 million of income.

The increase in interest expense, net of $0.1 million was a result of an increase in interest rates for the six months ended October 31, 2014 compared to the six months ended October 31, 2013 offset by an increase in capitalized interest.

Income tax benefit decreased $0.5 million as a result of a decrease in the loss before income tax benefit of $1.5 million for the six months ended October 31, 2014 compared to the six months ended October 31, 2013.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net loss (in thousands):

	Three months ended		Six months ended
	October 31,		October 31,
	2014	2013	2014	2013

Net loss	$(6,743)	$(7,740)	$(14,903)	$(15,621)
Income tax benefit	(4,356)	(5,005)	(9,528)	(9,986)
Interest expense, net	4,298	4,262	8,640	8,536
Depreciation and amortization	2,308	2,287	4,614	4,574
Investment income	(3)	(2)	(6)	(6)
Gain on sale/leaseback	(83)	(83)	(166)	(166)
Non-routine legal and settlement of lawsuit, net	(1,901)	40	(1,689)	164
	$(6,480)	$(6,241)	$(13,038)	$(12,505)

We have chosen to specifically include Reported EBITDA (defined as net income before interest, income taxes, depreciation and amortization, gain on sale leaseback, investment income, other income or expense and other non‑recurring items) as a measurement of our results of operations because we consider this measurement to be a significant indication of our financial performance and available capital resources.  Because of large depreciation and other charges relating to our ski resorts, it is difficult for management to fully and accurately evaluate our financial results and available capital resources using net income. Management believes that by providing investors with Reported EBITDA, investors will have a clearer understanding of our financial performance and cash flow because Reported EBITDA: (i) is widely used in the ski industry to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary by company primarily based upon the structure or existence of their financing; (ii) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating structure; and (iii) is used by our management for various purposes, including as a measure of performance of our operating entities and as a basis for planning.

Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA should not be considered in isolation or as alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. We had $6.1 million of cash and cash equivalents at October 31, 2014 compared to $13.2 million at April 30, 2014. We used $12.1 million of cash in operating activities during the six months ended October 31, 2014 compared to $12.8 million of cash used in the six months ended October 31, 2013. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements, as needed.

Long-term debt at October 31, 2014 and April 30, 2014 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “-Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. We have presented in the table below the borrowings at October 31, 2014, April 30, 2014, as well as the pro forma balances of these borrowings following the repayment of certain of the debt out of the proceeds from our initial public offering (dollars in thousands):

	October 31, 2014	April 30, 2014	Pro Forma after debt restructure
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at October 31, 2014 and April 30, 2014); remaining principal and interest due on April 3, 2027	$63,500	$63,500	$51,050
Mount Snow Development Debt; payable in monthly interest‑only payments at 10.00%; remaining principal and interest due April 1, 2016	42,907	42,907	-
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (9.98% at October 31, 2014 and April 30, 2014); remaining principal and interest due on October 29, 2027	47,029	47,029	37,562
Crotched Mountain Debt; payable in monthly interest only payments at an increasing interest rate (10.27% at October 31, 2014 and April 30, 2014); remaining principal and interest due on March 10, 2027	10,972	10,972	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.20% at October 31, 2014 and April 30, 2014); remaining principal and interest due on December 19, 2032	4,550	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27,300, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,877	3,962	3,877
Other debt	2,125	2,311	2,125
	174,960	175,231	99,164
Less: current maturities	557	579	557
	$174,403	$174,652	$98,607

Pursuant to the terms of the Debt Restructure, we used a portion of the proceeds from our initial public offering to eliminate the Mount Snow Development Debt and Crotched Mountain Debt entirely. As of December 1, 2014, all prior debt arrangements and promissory notes between the Company and EPR were terminated and replaced by the agreements described below (collectively, the “Debt Restructure Agreements”) to complete the Debt Restructure and govern the terms of our remaining debt with EPR.

The Master Credit and Security Agreement among the Company, Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc., and JFBB Ski Areas, Inc, as borrowers, and EPT Ski Properties, Inc. and EPT Mount Snow, Inc., as lender (the “Master Credit Agreement”) generally contains additional terms and conditions governing the restructured loans and the Company’s remaining outstanding debt owed to EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc., as evidenced by the Amended and Restated Promissory Note from the Company, Boston Mills Ski Resort, Inc. Brandywine Ski Resort, Inc. and Deltrecs, Inc. in favor of EPT Ski Properties, Inc. (the “Boston Mills/Brandywine Note”); (ii) a term loan in the amount of approximately $4.6 million to the Company and Sycamore Lake, Inc., as evidenced by the Amended and Restated Promissory Note from the Company and Sycamore Lake, Inc. in favor of EPT Ski Properties, Inc. (the “Sycamore Note”); (iii) a term loan in the amount of approximately $14.3 million to the Company and JFBB Ski Areas, Inc., as evidenced by the Amended and Restated Promissory Note from the Company and JFBB Ski Areas, Inc. in favor of EPT Ski Properties, Inc. (the “JFBB Note”); and (iv) a term loan in the amount of approximately $51.1 million to the Company and Mount Snow, Ltd., as evidenced by the Amended and Restated Promissory Note from the Company and Mount Snow, Ltd. in favor of EPT Ski Properties, Inc. (the “Mount Snow Note,” and together with the Boston Mills/Brandywine Note, Sycamore Note and JFBB Note, the “Amended and Restated Notes”).

The debt evidenced by each of the Amended and Restated Notes is secured by the properties to which each Amended and Restated Note applies.  Interest will be charged at a rate of (i) 10.13% per annum pursuant to each of the Boston Mills/Brandywine Note and JFBB Note; (ii) 10.40% per annum pursuant to the Sycamore Note; and (iii) 10.93% per annum pursuant to the Mount Snow Note. Each of the Amended and Restated Notes provides that interest will increase each year by the lesser of the following: (x) three times the percentage increase in the Consumer Price Index (the “CPI”) (as defined in the Amended and Restated Notes) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.5%.  Past due amounts will be charged a higher interest rate and be subject to late charges.

The Master Credit Agreement further provides that in addition to interest payments, the borrowers under each of the Amended and Restated Notes, other than the Mount Snow Note, must pay an additional annual payment equal to 10% of the following: gross receipts attributable to the properties serving as collateral under the Amended and Restated Notes (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the Amended and Restated Notes (other than the Mount Snow Note) for the immediately preceding year by (ii) 10%. Borrowers under the Mount Snow Note must pay an additional annual payment equal to 12% of the following: gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the Mount Snow Note for the immediately preceding year by (ii) 12%.

The Master Credit Agreement includes restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant, which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations.

Under the terms of the Master Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Master Credit Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Master Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of those subsidiaries which are borrowers under the Master Credit Agreement.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

None of the Amended and Restated Notes may be prepaid without the consent of EPR. Upon an event of default, as defined in the Amended and Restated Notes, EPR may, among other things, declare all unpaid principal and interest due and payable.  Each of the Amended and Restated Notes matures on December 1, 2034.

As a condition to the Debt Restructure, the Company entered into the Master Cross Default Agreement by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and the Company, Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc. and JFBB Ski Areas, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors (the “Master Cross Default Agreement”). The Master Cross Default Agreement provides that any event of default under existing or future loan or lien agreements between the Company or its affiliates and EPR, and any event of default under the Lease Amendment, shall automatically constitute an event of default under each of such loan and lien agreements and Lease Amendment, upon which EPR will be entitled to all of the remedies provided under such agreements and Lease Amendment in the case of an event of default.

Also in connection with the Debt Restructure, the Company entered into the Guaranty Agreement together with JFBB Ski Areas, Inc., Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc. (the “Guaranty Agreement”).  The Guaranty Agreement obligates the Company and its subsidiaries as guarantors of all debt evidenced by the Debt Restructure Agreements.

Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013

We used $12.1 million of cash in operating activities in the first six months of fiscal 2015, a decrease of $0.7 million when compared to the $12.8 million used in the first six months of fiscal 2014. The increase in operating cash flows was a result of a decrease in the loss from operations, offset by a decrease in unearned revenue as a result of a change in a season pass deadline from June 1, 2014 to April 30, 2014.

Cash provided by investing activities decreased by $13.9 million from the first six months of fiscal 2015 compared to the same period of fiscal 2014. The decrease was a result of increased additions to property and equipment and an increase in restricted cash. The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities increased by $12.2 million from the first six months of fiscal 2015 compared to the same period of fiscal 2014 because of the EB‑5 funds held in escrow.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2014 were approximately $10.0 million. We currently anticipate we will spend approximately $8.0 million to $10.0 million on resort capital expenditures for fiscal 2015. Major capital expenditure projects for fiscal 2015 include: the installation of a Zip Rider at Attitash at a cost of approximately $1.8 million; installation of snowmaking equipment and making snowmaking infrastructure improvements at Wildcat Mountain at a cost of approximately $1.1 million; and installation of snowmaking equipment at Attitash and Mount Snow at a cost of approximately $0.6 million. We currently plan to use cash on hand, available borrowings under our loan arrangements and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

In October 2014, we entered into a capital lease to finance the construction of the Zip Rider at Attitash. The lease is payable in 60 monthly payments of $38,800, commencing November 2014. The Company has a $1.00 purchase option at the end of the lease term. Messrs. Boyd, Mueller and Deutsch have personally guaranteed the lease.

Although we have no significant third party commitments currently outstanding, we may incur substantial costs for our ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program expires in September 2015, but given that it has been regularly reauthorized since its enactment in 1992, we expect the pilot program to continue. We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

We have established two wholly-owned subsidiary limited partnerships (collectively, the ‘‘Partnership’’) of Mount Snow to operate within a TEA within the State of Vermont Regional Center. Through the Partnership, we are seeking to raise $52.0 million by offering units in the Partnership to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 program rules. The proceeds of the offering will be used to fund loans that will be advanced to newly-created wholly-owned subsidiaries of Mount Snow to finance the development of two capital projects at Mount Snow—the West Lake Project and the Carinthia Ski Lodge Project (together, the ‘‘Projects’’). The terms of these loans are expected to be 1.0% fixed for five years with up to a two year extension at 7.0% in year six and 10.0% in year seven. Upon funding of the loans, the Company will receive a development fee equal to 15.0% of the loans as well as costs incurred in developing the program. The Mount Snow EB-5 program must be approved by both the State of Vermont Regional Business Center and the USCIS. We have received approval from the State of Vermont’s Regional Business Center and expect to receive approval from the USCIS due to the operation of the Partnership in a TEA and the large number of jobs to be created in connection with the Projects.

The West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment. The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, a new three-story, approximately 36,000-square foot skier service building located at the base of the Carinthia slopes. Carinthia Ski Lodge will include a restaurant, cafeteria and bars with seating for over 600 people, a retail store, convenience store and sales center for lift tickets and rentals. The anticipated overall cost of the Projects is $66.0 million, of which $52.0 million is intended to be funded with the proceeds from the EB-5 offering. We expect the remaining $14.0 million to be provided by Mount Snow with an additional investment in cash, land or value.

The Partnership intends to offer the units to investors primarily located in China, Taiwan, Vietnam and certain countries in the Middle East either directly or through relationships with agents qualified in their respective countries, in which case the Partnership typically pays a sales commission. Once an investor’s subscription and funds are accepted by the Partnership, the investor must file a petition (‘‘I-526 Petition’’) with the USCIS seeking, among other things, approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. All investments will be held in a non-interest bearing escrow account and will not be released until the USCIS approves the first I-526 Petition filed by an investor in the Partnership, which typically occurs between 12 and 18 months from the initial I-526 Petition filing date.

As of December 31, 2014, we have commitments for $19.5 million in Partnership investments, $18.5 million of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS, which we expect will occur by the end of calendar 2015 in line with the typical approval timeline. As such, we intend to release funds from escrow and commence the Projects in the second half of calendar year 2015. If the Projects commence in the second half of calendar year 2015 and plans occur as scheduled, we estimate that the Projects will be completed by the end of calendar year 2016.

The EB-5 offering has no expiration, and the Company intends to continue the offering until it raises the full $52.0 million. To the extent that the offering is not fully-subscribed and less than the $52.0 million is raised, the Partnership will allocate up to the first $30.0 million to the development of the West Lake Project. If and when subscriptions exceed $30.0 million, the next $22.0 million will be allocated to the Carinthia Ski Lodge Project. If the Partnership is unable to raise sufficient funds to complete the Projects, we intend to seek alternative arrangements to finance the balance of the needed amounts.

We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales.

The Company’s board of directors declared a cash dividend of $0.1091 payable on February 20, 2015 to shareholders of record on January 2, 2015. The declared amount was calculated based on an initial quarterly rate of 13.75 cents per share, pro rated for a 73-day period from the November 20, 2014 effective date of the Company’s initial public offering through January 31, 2015, the end of the Company’s third fiscal quarter.

We intend to pay quarterly cash dividends on our common stock on a quarterly basis. However, we cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, including the Master Credit Agreement, economic conditions and other factors that could differ materially from our current expectations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

Except for any historical information contained herein, the matters discussed in this Form 10-Q contain certain “forward-looking statements'' within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations''.

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words, These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Form 10-Q, Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	funds for capital expenditures, including funds raised under the EB-5 program;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow ski resort;
•	our reliance on information technology;
•	our current dependence on a single lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce; and
•	the securities markets,

You should also refer to Part II, Item 1A, “Risk Factors”, of this Form 10-Q for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Pro forma debt owed to EPR as of October 31, 2014, taking into consideration the prepayment of certain debt with proceeds from the Company’s initial public offering, was $93.2 million.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on the variable rate outstanding debt is $0.15 million. If interest rates increased 1%, the additional interest cost to the Company would be approximately $0.9 million for one year. We do not perform any interest rate hedging activities related to this debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our business, operating results or financial conditions. The ski industry is characterized by periodic litigation and as a result, we may be involved in various additional legal proceedings from time to time.

Item 1A. RISK FACTORS.

You should carefully read and consider the risks described below, together with all of the other information set forth in this Quarterly Report on Form 10-Q. Our business, results of operations, financial condition, cash flows and the trading price of our common stock could be materially and adversely harmed by any of the following risks. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to the Company

         Our industry is sensitive to weakness in the economy, and we are subject to risks associated with the overall leisure industry.

        Weak economic conditions in the U.S. could have a material adverse effect on our industry. An economic downturn could reduce consumer spending on recreational activities such as those our resorts offer, resulting in decreased skier visits and consumer spending at our ski resorts. Such events could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we may be unable to increase the price of our lift tickets, season passes or other offerings during an economic downturn despite our history of being successful in raising such prices under a variety of economic conditions.

         Our business is vulnerable to the risk of unseasonably warm weather conditions and skier perceptions of weather conditions.

        The ability to attract visitors to our resorts is influenced by weather conditions and by the number of cold weather days during the ski season. Unseasonably warm weather can adversely affect skier visits and our revenue and profits. For example, warm weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

         Our business is highly seasonal and the occurrence of certain events during our peak times could have a negative effect on our revenues.

        Our resort operations are highly seasonal. Although the air temperatures and timing and amount of snowfall can influence the number and type of skier visits, the majority of the skier visits are from mid-December to early April. Accordingly, during the past two fiscal years, we generated, on average, 89.2% of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2013/2014 ski season, we generated 33.1% of our revenues on weekends and 24.4% of our revenues during these three major holiday periods. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business. Operating results for any three-month period are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year.

        A high degree of seasonality in our revenues and our dependence on weekends and the three major ski holidays increases the impact of certain events on our operating results. Adverse weather conditions, equipment failures, and other developments of even moderate or limited duration occurring during these peak business periods could significantly reduce our revenues.

         We may not be able to fully utilize our net operating loss carryforwards.

        We have recorded a full valuation allowance against these net operating loss carryforwards because we believe that uncertainty exists with respect to the future realization of the loss carryforwards as well as with respect to the amount of the loss carryforwards that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining loss carryforwards before they expire.

        In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an "ownership change" to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Under these rules, such an ownership change is generally an increase in ownership by one or more "five percent shareholders," within the meaning of Section 382 of the Code, of more than 50% of a company's stock, directly or indirectly, within a rolling three-year period. If we undergo one or more ownership changes within the meaning of Section 382 of the Code, or if one has already occurred, our net operating losses and certain other tax attributes existing as of the date of each ownership change may be unavailable, in whole or in part, to offset our income and/or reduce or defer our future taxable income associated with our operations, which could have a negative effect on our financial results. While we believe that we have not undergone such an ownership change as of the date hereof, because such an event is outside of our control, no assurance can be given that an ownership change has not already occurred or that this offering (or subsequent transactions) will not result in an ownership change. Any future offerings of equity securities by us or sales of common stock by our stockholders would increase the likelihood that we undergo an "ownership change" within the meaning of Section 382 of the Code. If an ownership change occurs, the annual utilization of our net operating loss carryforwards and certain other tax attributes may be materially and adversely affected. Upon completion of this offering, our ability to raise future capital by issuing common stock without causing an ownership change may be materially limited.

         Variations in the timing of peak periods, holidays and weekends may affect the comparability of our results of operations.

        Depending on how peak periods, holidays and weekends fall on the calendar, in any given year we may have more or fewer peak periods, holidays and weekends in our third fiscal quarter compared to prior years, with a corresponding difference in our fourth fiscal quarter. These differences can result in material differences in our quarterly results of operations and affect the comparability of our results of operations.

         We compete with other leisure activities and ski resorts, which makes maintaining our customer base difficult.

        The skiing industry is highly competitive and capital intensive. Our ski resorts located in the Northeastern U.S., such as Mount Snow, Attitash and Wildcat Mountain, and those located in the Southeastern U.S. (which includes Pennsylvania for purposes of ski industry statistics), such as Jack Frost and Big Boulder, compete against other ski resorts in their markets for both day and overnight drive skiers. Our competitive position depends on a number of factors, such as the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services and resort reputation. Some of our competitors have stronger competitive positions in respect of one or more of these factors, which may adversely affect our ability to maintain or grow our customer base.

        We believe that while our Midwestern U.S. ski resorts face only limited competition from other ski resorts in the area, our competitors in the Midwest primarily include other recreation resorts, including warm weather resorts and various alternative leisure activities. Our resorts in the Northeastern and Southeastern U.S. face similar competition, in addition to the competition outlined above. Our ability to maintain our levels of skier visits depends on, among other things, weather conditions, costs of lift tickets and related skier services relative to the costs of other leisure activities and our ability to attract people interested in recreational sports.

         Changes in consumer tastes and preferences may affect skier visits at our ski resorts.

        Our success depends on our ability to attract visitors to our ski resorts. Changes in consumer tastes and preferences, particularly those affecting the popularity of skiing, snowboarding and tubing, and other social and demographic trends could adversely affect the number of skier visits during a ski season. Furthermore, a reduction in average household income in some of the areas near our resorts, compared to historic levels, combined with the increasing cost of skiing, snowboarding and tubing, may make these activities unaffordable for a large percentage of that population. A significant decline in skier visits compared to historical levels would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         We may not be able to pay dividends on our common stock.

        We intend to pay quarterly cash dividends on our common stock at an initial quarterly rate of $0.1375 per share. We cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations. For example, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement. Furthermore, our results of operations and financial condition could be materially and adversely affected by the factors described in this "Risk Factors" section, which could limit our ability to pay dividends in the future.

         Our ability to declare and pay dividends is dependent on cash flow generated by our subsidiaries because we are a holding company.

        We are a holding company with no operations. Our subsidiaries own most of the assets that will generate income. Therefore, our ability to declare and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, distribution or otherwise. Our subsidiaries may not be able or permitted to make distributions to enable us to make dividend payments in respect of our common stock. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In addition, any future financing or other arrangements that our subsidiaries enter into could limit their ability to make distributions to us. In addition, the Master Credit Agreement limits certain of our subsidiaries' ability to make distributions to us in the event of a default, or if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.25:1.00. In the event that we do not receive distributions from our subsidiaries, we may be unable to make dividend payments on our common stock.

         We may engage in acquisitions that could harm our business, operating results or financial condition.

        A key component of our business strategy is to identify and acquire properties that are complementary to our core business. We frequently evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant. For example, our acquisition of Mount Snow in 2007 involved the addition of property and operations that made up 26% of our revenues during the 2007 ski season. Our failure to merge the Mount Snow operations with our existing operations and effectively manage the additional large-scale property would have had a material negative effect on our results of operations.

        We cannot make assurances that we will be able to successfully integrate and manage acquired properties and businesses and increase our profits from these operations. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

        Future acquisitions may also cause us to assume liabilities, record goodwill and intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets and increase our expenses and working capital requirements, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operating results.

         We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our growth strategy.

        There can be no assurance given that we will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. Our failure to successfully identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.

         We are subject to extensive environmental laws and regulations in the ordinary course of business.

        Our operations are subject to a variety of federal, state and local environmental laws and regulations, including those relating to emissions to the air; discharges to water; storage, treatment and disposal of wastes; land use; remediation of contaminated sites; and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities must comply with applicable forest plans approved under the National Forest Management Act or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski resorts are subject to environmental review under the National Environmental Policy Act. Both acts require that the U.S. Forest Service study any proposal for potential environmental impacts and include in its analysis various alternatives. Our ski resort improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

        Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements.

        We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now own or lease and operate, or formerly owned, leased or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

         The loss of our key executive officers could harm our business.

        Our success depends to a significant extent upon the performance and continued service of our key management team which includes Timothy Boyd, our President and principal executive officer, Stephen Mueller, our Vice President and principal financial and accounting officer, and Richard Deutsch, our Vice President in charge of business and real estate development. The loss of the services of this management team and the failure to develop and maintain an adequate succession plan could have a material adverse effect on our business and operations because of Messrs. Boyd's, Mueller's and Deutsch's specific and unique knowledge of acquiring and operating multiple ski resorts, including day ski resorts and overnight drive ski resorts.

         Failure to maintain the integrity of guest data could result in damage to our reputation and/or subject us to costs, fines or lawsuits.

        We collect personally identifiable information relating to our guests for various business purposes, including marketing and promotional purposes. The integrity and privacy of our guest's information is important to us, and our guests have a high expectation that we will adequately protect their personal information. The regulatory environment governing privacy laws is increasingly demanding, and privacy laws continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. Furthermore, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), a breach of security on systems storing our guest data, a loss of guest data or fraudulent use of guest data could adversely impact our reputation or result in fines or other damages and litigation.

         We are subject to risks related to certain payment methods.

        We accept payments using a variety of methods, including credit cards, debit cards and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. While we are currently in compliance with all applicable rules and certification requirements, we may be subject to fines, higher transaction fees or loss of or restrictions on our ability to accept credit and debit card payments from customers if we are not in compliance with new rules and regulations or if the volume of fraud in our transactions rises to certain levels. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

         Our business requires significant capital expenditures to both maintain and improve our ski resorts and expand our business through acquisitions. The lack of available funds for these capital expenditures could have a material adverse effect on our operating strategy.

        Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources (either directly or through third parties), which requires significant capital expenditures. Capital expenditures for fiscal 2014 were approximately $10.0 million, and we currently anticipate that capital expenditures will be approximately $8.0 million to $10.0 million for fiscal 2015. To the extent that we are unable to obtain the funds necessary to maintain and grow our business with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

        Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements. These improvements are capital intensive, and a lack of available funds for capital expenditures could have a material adverse effect on our ability to implement our operating strategy. We intend to finance resort capital improvements through internally generated funds and proceeds from the offering of debt and equity. There can be no assurance that sufficient funds will be available to fund these capital improvements or that these capital improvements will sustain our customer base, attract additional skiers or generate additional revenues.

        Future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit-worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

         We are dependent on significant infrastructure and equipment.

        Our infrastructure and equipment, including snowmaking equipment and ski lifts, are costly to maintain, repair and replace and are susceptible to unscheduled maintenance. Much of our infrastructure and equipment will eventually need to be replaced or significantly repaired or modernized, which could result in interruptions to our business, particularly during our peak periods. In certain cases, the cost of infrastructure or equipment repair or replacement may not be justified by the revenues at the applicable resort.

         The high fixed cost structure of ski resort operations can result in significantly lower margins if revenues decline.

        The cost structure of ski resort operations has a significant fixed component with variable expenses including, but not limited to, resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation, fuel, and other expenses included in our fixed cost structure may also reduce our margins, profits and cash flows.

         We generate a significant portion of our annual revenues from Mount Snow. Conditions or events that could negatively impact Mount Snow could have a material adverse effect on our financial condition and results of operations.

        Revenue generated from Mount Snow in fiscal 2014 represented approximately 40% of our total fiscal 2014 revenues. Mount Snow, like our other resorts, is subject to various risks such as those described in this “Risk Factors” section, including natural disasters, changes in consumer leisure tastes, competition from other area ski resorts, decreased water supply and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow would have a material adverse effect on our financial condition and results of operations.

         Cancellation of the Immigrant Investor Program or our failure to successfully raise capital under the program's guidelines could adversely affect our ability to execute our growth strategy and improve our resorts.

        Developing our resort at Mount Snow and continuing to improve our resorts overall are significant elements of our growth strategy to help sustain the natural habitat of certain species of fish. In addition, we have been advised by the State of Vermont that we must relocate our water reservoir. We intend to finance these developments—the Carinthia Ski Lodge Project and the West Lake Project—with funds raised under the U.S. government's Immigrant Investor Program, commonly known as the "EB-5 program." The EB-5 program was first enacted in 1992 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. Under the EB-5 program, a limited number of visas are reserved for such foreign investors each year.

        The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, and the West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons. We are currently conducting an offering to raise $52.0 million to fund the Carinthia Ski Lodge Project and the West Lake Project, $19.5 million of which has been committed as of December 31, 2014. To the extent that the offering is not fully-subscribed and less than the $52.0 million is raised, we will allocate up to the first $30.0 million to the development of the West Lake Project. If and when subscriptions exceed $30.0 million, the next $22.0 million will be allocated to the Carinthia Ski Lodge Project.

        The current EB-5 program as it relates to the Regional Center Pilot Program term expires on September 30, 2015. Though the program has been regularly reinstated since its inception in 1992, there is no guarantee that it will be reauthorized upon the expiration in 2015. Furthermore, we cannot guarantee that we will successfully raise sufficient funds under the EB-5 program in order to complete the Carinthia Ski Lodge Project or West Lake Project, or implement future plans to improve our resorts. In either of those cases, conventional financing options, such as loans, may prove too costly or may not be available, which could result in cancellation of our development and improvement plans and have a material adverse effect on our business. Please see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash" for further details about the EB-5 program and Mount Snow development projects.

         We lease all or some of the land underlying certain of our resorts from third parties.

        We lease some or all of our property at Paoli Peaks, Crotched Mountain and Mad River from third parties. Our lease at Paoli Peaks terminates in 2078, our lease at Crotched Mountain terminates in 2053 (though we have ten options to extend the lease for additional periods of 15 years each), and our lease at Mad River terminates in 2034. Combined, these resorts contributed 15.1% of our total revenues for the year ended April 30, 2014. A termination of any of these leases could negatively impact our results of operations.

         A substantial portion of the skiable terrain at certain of our resorts is used under the terms of Forest Service permits.

        A substantial portion of the skiable terrain at our Attitash and Mount Snow resorts and all of the land underlying the Wildcat Mountain resort is federal land that is used under the terms of permits with the U.S. Forest Service. The permits give the U.S. Forest Service the right to review and comment on the location, design, and construction of improvements in the permit area and on certain other operational matters. The permits can also be terminated or modified by the U.S. Forest Service for specific compelling reasons or in the event we fail to perform any of our obligations under the permits. Otherwise, the permits may be renewed. A termination or modification of any of our permits could have a material adverse effect on our results of operations. Currently, our permits expire as follows:

Ski Resort	Special Use Permit Expiration Date
Attitash	April 4, 2047
Mount Snow	April 4, 2047
Wildcat Mountain	November 18, 2050

         We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

        We depend on the use of information technology and systems, including technology and systems used for central reservations, point of sale, procurement and administration. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

        In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. Delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease our quality of service that we offer to our guests. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

         We currently rely on one lender and its affiliates as a source for financing and credit.

        We have historically relied on one lender and its affiliates, EPR, for substantially all of our financing and credit needs, including financing relating to our resort acquisitions. EPR is an entertainment, entertainment-related, recreation and specialty real estate company with its common stock listed on the New York Stock Exchange under the symbol "EPR". In the event EPR is not available to extend us credit, we may not be able to obtain financing on terms as favorable to us as those under our arrangements with EPR. As a result, we may be subject to more stringent financial covenants and higher interest rates.

         We depend on a seasonal workforce.

        Our mountain and lodging operations are highly dependent on a large seasonal workforce. We recruit year-round to fill thousands of seasonal staffing needs each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not be necessary in the future. Furthermore, we cannot guarantee that we will be able to recruit and hire adequate seasonal personnel as the business requires. Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

         We are subject to litigation in the ordinary course of business because of the nature of our business.

        The safety of guests and employees is a major concern and focus for all managers and employees of the Company. By the nature of our activities, we are exposed to the risk that guests or employees may be involved in accidents during the use, operation or maintenance of ski lifts, rides and other resort facilities. As a result, we are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management's attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations.

         If we fail to manage future growth effectively, our business could be harmed.

        We have experienced, and expect to continue to experience, rapid growth. This growth has placed significant demands on our management, operational and financial infrastructure. To manage growth effectively, we must continue to improve and enhance our managerial, operational and financial controls, train and manage our employees, and expand our employee base. We must also manage new and existing relationships with vendors, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as we grow, our profit margins may decrease, and we may be unable to achieve our business objectives.

         A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

        Our operations are heavily dependent upon our access to adequate supplies of water with which to make snow and otherwise conduct our operations. Our resorts in New Hampshire and Vermont are subject to state laws and regulations regarding our use of water. There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses, or agreements will not be canceled or will be renewed on terms as favorable as the current terms. Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our financial condition and results of operations.

         Our lender has an option to purchase, or assume our leases relating to, certain of our ski resorts. If our lender exercises this option, we would incur significant tax obligations.

        On December 1, 2014, in connection with the Debt Restructure, we entered into an Option Agreement with EPT Ski Properties, Inc. providing EPR a purchase option on the Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley ski resorts. The Option Agreement provides that the purchase option will be exercisable as to any one or more of such properties on the maturity date of the applicable promissory notes for such properties upon (i) proper notice by EPR and (ii) payment of a purchase price for each such property calculated in accordance with the Option Agreement. Upon the closing of any sale under the option, EPR will enter into an agreement with the Company or one of its subsidiaries for the lease of each such acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of 10 years each.

Over the years, we have depreciated the value of these properties pursuant to applicable accounting rules, and as such, we have a low adjusted tax basis in the properties. As a result, we will realize significant gains on the sale of the properties to EPT Ski Properties, Inc. if the option is exercised. We may be required to pay income taxes on the taxable gains from such sale, which we expect to be a substantial cost.

         Under certain circumstances, our insurance coverage may not cover all possible losses, and we may not be able to renew our insurance policies on favorable terms, or at all.

        Although we maintain various property and casualty insurance policies, our insurance policies do not cover all types of losses and liabilities and in some cases may not be sufficient to cover the ultimate cost of claims which exceed policy limits. If we are held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

        In addition, we may not be able to renew our current insurance policies on favorable terms, or at all. Our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected if we or other companies within or outside our industry sustain significant losses or make significant insurance claims.

         We are subject to risks associated with our workforce.

        We are subject to various federal and state laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, discrimination and family and medical leave. In addition, we are continuing to assess the impact of U.S. federal healthcare reform law and regulations on our healthcare benefit costs, which will likely increase the amount of healthcare expenses paid by us. Immigration law reform could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. If our labor-related expenses increase, our operating expenses could increase and our business, financial condition and results of operations could be harmed.

         We are structured as a holding company and have no assets other than the common stock of our subsidiaries.

        We are a holding company and we do not currently have any material assets other than the common stock we own in our direct and indirect subsidiaries. Our working capital needs are dependent, in part, upon the receipt of dividends and other distributions from our subsidiaries. Certain laws may restrict or limit such payments to us by our subsidiaries, in which case we may need to seek other sources of funding.

         A natural disaster could damage our property and reduce the number of guests who visit our resorts.

        A severe natural disaster, such as a forest fire, flood or landslide, may interrupt our operations, damage our properties and reduce the number of guests who visit our resorts in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability to attract visitors to our resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resorts and have a long-term negative impact on our overall guest visitation as it would take several years for the environment to recover.

         We will not be required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls until the year following our first annual report and our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls while we qualify as an "emerging growth company." If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

        We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Though we will be required to disclose changes made in our internal control and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Additionally, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further, we may take advantage of other accounting and disclosure related exemptions afforded to "emerging growth companies" from time to time. If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

         Climate change and greenhouse effects may adversely impact our results of operations.

        There is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effects of climate change, including any impact of global warming, could have a material adverse effect on our results of operations.

        Warmer overall temperatures would likely adversely affect skier visits and our revenue and profits. As noted above, warm weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. In addition, a steady increase in global temperatures could shorten the ski season in the future.

        Physical risks from climate change may also include an increase in changes to precipitation and extreme weather events in ways we cannot currently predict. Such changes to the amount of natural snowfall and extreme differences in weather patterns may increase our snowmaking expense, inhibit our snowmaking capabilities and negatively impact skier perceptions of the ski season.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there had been no public market for shares of our common stock. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our common stock include the following:

• quarterly variations in our results of operations;

• results of operations that vary from those of our competitors;

• changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

• announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

• announcements by third parties of significant claims or proceedings against us;

• future sales of our common stock; and

• changes in investor sentiment toward the stock of ski resort and recreational services companies in general.

        Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

        In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could be a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

         Requirements associated with being a public company will increase our costs, as well as divert Company resources and management's attention, particularly after we are no longer an "emerging growth company," and may affect our ability to attract and retain qualified board members and executive officers.

        As a public company, we are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company.

        We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes or enhancements should be made to our financial and management control systems to manage our growth and obligations as a public company. Some such areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to function adequately as a public company could be material.

        Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management's attention to these matters will have on our business. In addition, the changes we make may not be sufficient to satisfy our obligations as a public company on a timely basis or at all.

        In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and our executive team.

         Our principal stockholders may exert substantial influence over us and may exercise their control in a manner adverse to your interests.

        Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch, our three named executive officers, together with their family members, own approximately 24.8% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. It is possible that these persons will exercise control over us in a manner adverse to your interests.

         We are an "emerging growth company" with reduced reporting requirements that may make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies generally. As discussed above, for so long as we remain an emerging growth company, we may elect not to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, as would otherwise be required by Section 404(b) of the Sarbanes-Oxley Act. This may increase the risk that we fail to detect and remedy any weaknesses or deficiencies in our internal control over financial reporting.

        In general, these reduced reporting requirements may allow us to refrain from disclosing information that you may find important. It is also possible that investors may generally find our common stock less attractive because of our status as an emerging growth company and our more limited disclosure. Any of the foregoing could adversely affect the price and liquidity of our common stock.

        We may take advantage of these disclosure exemptions until we are no longer an "emerging growth company." We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act.

         Future sales of our common stock may cause our stock price to decline.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. All of the shares of our common stock sold in our initial public offering are freely tradable in the public market, except for any shares held by our affiliates as defined in Rule 144 of the Securities Act and those subject to lock-up agreements.

        We, our directors and executive officers and substantially all of our stockholders, have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or any securities convertible into, or exercisable or exchangeable for, shares of our common stock for a period of 180 days from the date of our final prospectus filed with the SEC in connection with our initial public offering, dated November 20, 2014, which may be extended upon the occurrence of specified events.  The underwriters, in their sole discretion, may release any of the securities subject to these lock-up agreements at any time without notice.

        After the expiration of the lock-up agreements, up to 3,982,400 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144 and subject to the conditions of Rule 144.

        We also intend to register all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up periods under the lock-up agreements described above.

         If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.

        The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business. Securities analysts may elect not to provide research coverage of our common stock. This lack of research coverage could adversely affect the price of our common stock. We do not have any control over these reports or analysts. If any of the analysts who cover our Company downgrades our stock, or if our operating results do not meet the analysts' expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our Company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

         We have anti-takeover provisions in our organizational documents that may discourage a change of control.

        Certain provisions of our amended and restated articles of incorporation and amended and restated by-laws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

        These provisions provide for, among other things:

• advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

• certain limitations on convening special stockholder meetings;

• the removal of directors only for cause by our board of directors or upon the affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors; and

• that the amended and restated by-laws may only be amended by our board of directors.

        These anti-takeover provisions could make it more difficult for a third party to acquire our Company, even if the third party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 26, 2014 we completed our initial public offering of 10,000,000 shares of our common stock at $9.00 per share.  The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the SEC on November 20, 2014 (File No. 333-199488).  The common stock is listed on the NASDAQ Global Market under the symbol “SKIS”.  We generated net proceeds of approximately $82.3 million, after deducting underwriting discounts and commissions of approximately $6.3 million and offering expenses of approximately $1.4 million.  We deposited the offering proceeds into a demand deposit account with a U.S. financial institution.  There was no material change in the planned use of proceeds as discussed in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, dated November 20, 2014.

With the proceeds from the offering, we (i) repaid approximately $75.8 million of our outstanding debt; (ii) paid approximately $0.4 million to acquire the portion of the land underlying Crotched Mountain that we previously leased; and (iii) paid a defeasance fee to our lender of $5.0 million in connection with the prepayment of a portion of our debt. We intend to use the remaining proceeds for working capital and general corporate purposes, including future acquisitions.

FBR Capital Markets & Co. and Stifel, Nicolaus & Company, Incorporated served as active joint book-runners for the offering. Robert W. Baird & Co. Incorporated also served as a book-runner. Janney Montgomery Scott LLC and Oppenheimer & Co. Inc. acted as co-managers for the offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: January 5, 2015		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: January 5, 2015		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

10.1

Master Credit and Security Agreement, dated as of December 1, 2014, among Peak Resorts, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc., and JFBB Ski Areas, Inc, as borrowers, and EPT Ski Properties, Inc. and EPT Mount Snow, Inc., as lender.

10.2	Amended and Restated Promissory Note from Peak Resorts, Inc., Boston Mills Ski Resort, Inc. Brandywine Ski Resort, Inc. and Deltrecs, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014.

10.3	Amended and Restated Promissory Note from Peak Resorts, Inc. and Sycamore Lake, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014.

10.4	Amended and Restated Promissory Note from Peak Resorts, Inc. and JFBB Ski Areas, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014.

10.5	Amended and Restated Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Ski Properties, Inc., dated December 1, 2014.

10.6

Master Cross Default Agreement, dated as of December 1, 2014, by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and Peak Resorts, Inc., Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc. and JFBB Ski Areas, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors.

10.7

Guaranty Agreement, made as of December 1, 2014, by Peak Resorts, Inc., JFBB Ski Areas, Inc., Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc.

10.8

Option Agreement between Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc. and Sycamore Lake, Inc., as seller, and EPT Ski Properties, Inc., as purchaser, dated as of December 1, 2014.

10.9	Master Right of First Refusal Agreement, made as of December 1, 2014, by and between EPT Ski Properties, Inc. and Peak Resorts, Inc.

10.10	Right of First Refusal Agreement (Mount Attitash), dated as of December 1, 2014, among L.B.O. Holding, Inc. and EPT Ski Properties, Inc.

10.11	Second Amendment to Lease Agreement, made as of December 1, 2014, by and between EPT Mad River, Inc. and Mad River Mountain, Inc.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).