Form 10-Q
period 2015-01-31
Peak Resorts Inc
filed 2015-03-16
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer   ☒  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of March 16 , 2015, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	January 31,	April 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$20,931	$13,186
Restricted cash balances	22,002	13,063
Deferred income taxes	875	875
Income tax receivable	7,438	-
Accounts receivable	1,291	396
Inventory	2,961	1,541
Prepaid expenses and deposits	2,051	1,433
	57,549	30,494
Property and equipment-net	141,706	136,696
Land held for development	36,959	36,877
Other assets	3,793	3,224
	$240,007	$207,291
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$14,035	$5,050
Accrued salaries, wages and related taxes and benefits	1,398	886
Unearned revenue	14,437	7,458
EB-5 investor funds in escrow	22,001	-
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	1,188	1,059
	53,392	14,786
Long-term debt	98,469	174,652
Capitalized lease obligation	1,667	191
Deferred gain on sale/leaseback	3,594	3,844
Deferred income taxes	9,682	9,682
Other liabilities	621	648
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 and 3,982,400 shares issued	140	40
Additional paid-in capital	82,538	385
Retained earnings (deficit)	(10,096)	3,063
	72,582	3,488
	$240,007	$207,291

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014

Revenues	$45,985	$46,193	$57,811	$57,400
Costs and Expenses
Resort operating expenses	27,198	29,146	48,795	49,723
Depreciation and amortization	2,451	2,021	7,065	6,595
General and administrative expenses	1,046	874	3,079	2,529
Land and building rent	351	383	1,065	1,079
Real estate and other taxes	441	397	1,372	1,345
	31,487	32,821	61,376	61,271
Other Operating Income-gain on settlement of lawsuit	-	-	2,100	-

Income (Loss) from Operations	14,498	13,372	(1,465)	(3,871)

Other Income (expense)
Interest, net of interest capitalized of $101 and $387 in 2015 and $100 and $226 in 2014	(4,224)	(4,308)	(12,864)	(12,844)
Defeasance fee paid with debt restructure	(5,000)	-	(5,000)	-
Gain on sale/leaseback	84	84	250	250
Investment income	1	1	7	7
	(9,139)	(4,223)	(17,607)	(12,587)

Income (Loss) before income tax expense (benefit)	5,359	9,149	(19,072)	(16,458)
Income tax expense (benefit)	2,090	3,567	(7,438)	(6,419)
Net Income (Loss)	$3,269	$5,582	$(11,634)	$(10,039)

Basic and diluted earnings (loss) per share	$0.27	$1.40	$(1.76)	$(2.52)

Cash dividends declared per common share	$0.1091	$-	$0.1091	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except share data)

Nine Months ended January 31, 2015

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings (deficit)	Total

Balances, April 30, 2014	3,982,400	$ 40	$ 385	$ 3,063	$ 3,488

Issuance of common stock, net of issuance cost	10,000,000	100	$ 82,153	$ -	$ 82,253
Net loss	-	-	-	(11,634)	(11,634)
Dividend	-	-	-	(1,525)	(1,525)

Balances, January 31, 2015	13,982,400	$ 140	$ 82,538	$ (10,096)	$ 72,582

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Nine Months ended January 31,

	2015	2014
Cash Flows from Operating Activities
Net loss	$(11,634)	$(10,039)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	6,988	6,544
Amortization and write-off of deferred financing costs	154	51
Amortization of other liabilities	(27)	(27)
Gain on sale/leaseback	(250)	(250)
Changes in operating assets and liabilities, net of effect of acquisitions:

Income tax receivable	(7,438)	(6,419)
Accounts receivable	(895)	(602)
Inventory	(1,420)	(1,508)
Prepaid expenses and deposits	(618)	(615)
Other assets	(525)	(26)
Accounts payable and accrued expenses	7,460	4,103
Accrued salaries, wages and related taxes and benefits	512	72
Unearned revenue	6,979	8,441

Net cash used in operating activities	(714)	(275)

Cash Flows from Investing Activities
Additions to property and equipment	(9,970)	(3,548)
Additions to land held for development	(82)	(1,229)
Change in restricted cash	(8,939)	7,448
Net cash (used in) provided by investing activities	(18,991)	2,671

Cash Flows from Financing Activities
Payments on long-term debt and capitalized lease obligation	(76,606)	(767)
Additions to EB-5 investor funds held in escrow	22,001	-
Net proceeds from issuance of common stock	82,253	-
Payment of deferred financing costs	(198)
Distributions to stockholders	-	(79)
Net cash provided by (used in) financing activities	27,450	(846)

Net Increase in Cash and Cash Equivalents	7,745	1,550

Cash and Cash Equivalents, April 30	13,186	11,971

Cash and Cash Equivalents, January 31	$20,931	$13,521

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $387 and $226 capitalized in 2015 and 2014, respectively	$13,036	$13,070

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$2,028	$373
Acquisition of equipment with long-term borrowings	$-	$1,266
Alpine Valley improvements financed with long-term borrowings	$-	$1,691
Land held for development financed with long-term borrowings	$-	$1,000

                            See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended January 31, 2015 and 2014

Note 1. Nature of Business

Description of business:  Peak Resorts, Inc. (the “Company”) and its subsidiaries operate in a single business segment—ski resort operations. The Company’s ski resort operations consist of snow skiing, snowboarding and snow sports areas in Wildwood and Weston, Missouri; Bellefontaine and Cleveland, Ohio; Paoli, Indiana; Blakeslee and Lake Harmony, Pennsylvania; Bartlett, Bennington and Pinkham Notch, New Hampshire; and West Dover, Vermont and an 18 hole golf course in West Dover, Vermont. The Company also manages hotels in Bartlett, New Hampshire and West Dover, Vermont and operates a restaurant in Lake Harmony, Pennsylvania.

In the opinion of management, the accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with Rule 10‑01 of Regulation S‑X and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the interim periods presented.

Results for interim periods are not indicative of the results expected for a full fiscal year due to the seasonal nature of the Company’s business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the April 30, 2014 audited consolidated financial statements, including notes thereto, as included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, dated November 20, 2014.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2015 applied to the net income (loss) before income tax for the quarters ended July 31, 2014, October 31, 2014 and January 31, 2015. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt

Long‑term debt at January 31, 2015 and April 30, 2014 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	January 31, 2015	April 30, 2014
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at January 31, 2015 and April 30, 2014); remaining principal and interest due on December 1, 2034	$51,050	$63,500
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at January 31, 2015 and 9.98% at April 30, 2014); remaining principal and interest due on December 1, 2034	37,562	47,029
Mount Snow Development Debt (interest at 10.00% at April 30, 2014). Paid in full in December 2014.	-	42,907
Crotched Mountain Debt (interest at 10.27% at April 30, 2014). Paid in full December 2014.	-	10,972
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.35% at January 31, 2015 and 10.20% at April 30, 2014); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27,300, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,833	3,962
Other debt	2,022	2,311

	99,017	175,231
Less: current maturities	548	579
	$98,469	$174,652

On November 10, 2014, in connection with the Company’s initial public offering, the Company entered into a Restructure Agreement (the “Restructure Agreement”) with certain affiliates of EPR Properties (“EPR”), the Company’s primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, the Company entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014.  Pursuant to the Debt Restructure, the Company paid a defeasance fee of $5.0 million to EPR in addition to the consideration described below.

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

Over the years, the Company has depreciated the book value of these properties pursuant to applicable accounting rules, and as such, it has a low basis in the properties. As a result, the Company will realize significant gains on the sale of the properties to EPR if the option is exercised. The Company will be required to pay capital gains tax on the difference between the purchase price of the properties and the tax basis in the properties, which is expected to be a substantial cost. To date, EPR has not exercised the option.

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

In connection with the Debt Restructure, the Company entered into a Master Credit and Security Agreement with EPR (the “Master Credit Agreement”) governing the restructured debt with EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $51.1 million to the Company and its subsidiary Mount Snow, Ltd., (included in the table above as the “Attitash/Mount Snow Debt”); (ii) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc. (the “Boston Mills/Brandywine Debt”); (iii) a term loan in the amount of approximately $14.3 million to the Company and its subsidiary JFBB Ski Areas, Inc. (the “JFBB Debt” and together with the Boston Mills/Brandywine Debt, included in the table above as the “Credit Facility Debt”); and (iv) a term loan in the amount of approximately $4.6 million to the Company and its subsidiary Sycamore Lake, Inc. (included in the table above as the “Sycamore Lake (Alpine Valley) Debt”).

Interest will be charged at a rate of (i) 10.13% per annum as to each of the Boston Mills/Brandywine Debt and JFBB Debt; (ii) 10.35% per annum as to the Sycamore Lake (Alpine Valley) Debt; and (iii) 10.93% per annum pursuant to the Attitash/Mount Snow Debt.  Each of the notes governing the restructured debt provides that interest will increase each year by the lesser of the following: (x) three times the percentage increase in the Consumer Price Index as defined in the notes (“CPI”) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.5% (the “Capped CPI Index).  Past due amounts will be charged a higher interest rate and be subject to late charges.

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the nine months ended January 31, 2015 and the year ended April 30, 2014.

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

The table below illustrates the potential interest rates applicable to the Company’s fluctuating interest rate debt for each of the next five years, assuming an effective rate increase by the Capped CPI Index:

	Attitash/Mount Snow Debt	Credit Facility Debt	Sycamore Lake/(Alpine Valley) Debt
2014 (1)	10.93%	10.13%	10.35%
2015	11.09%	10.28%	10.51%
2016	11.26%	10.43%	10.67%
2017	11.43%	10.59%	10.83%
2018	11.60%	10.75%	10.99%

(1)  For 2014, the dates of the rates presented are as follows: (i) April 1, 2014 for the Attitash/Mount Snow Debt; (ii) October 1, 2014 for the Credit Facility Debt; and (iii) December 1, 2014 for the Sycamore Lake (Alpine Valley) Debt.

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

A Substantial portion of the Company’s assets serve as collateral for the Company’s long‑term debt.

Future aggregate annual principal payments under all indebtedness are as follows (in thousands):

January 31, 2015

2016	$548
2017	814
2018	574
2019	468
2020	580
Thereafter	96,033
$99,017

The Mount Snow Development Debt represented obligations incurred to provide financing for the acquisition of land at Mount Snow that is in development stages. The Crotched Mountain Debt represented amounts incurred to pay off outstanding debt secured by the Crotched Mountain ski resort and for general working capital purposes. The Mount Snow Development Debt and Crotched Mountain Debt were paid in full in connection with the Debt Restructure.

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

Note 6. Commitments and Contingencies

Restricted cash:  The provisions of certain of the Company’s debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  In addition, the Company has funds it is holding in escrow in connection with its efforts to raise funds under the EB-5 Program.  The Company intends to use the current and future funds for future development.  The EB-5 Program was created in 1990 under the Immigration and Nationality Act.  The Act offers immigrants an opportunity to obtain a Visa Green Card in return for an approved investment in targeted employment areas.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $430,000 and $1,312,000 for the three and nine months ended January 31, 2015, respectively and $436,000 and $1,309,900 for the three and nine months ended January 31, 2014, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to January 31, 2015 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016	$751	$1,562
2017	588	1,490
2018	448	1,442
2019	444	1,434
2020	291	1,473
Thereafter	—	20,493
	2,522	$27,894
Less: amount representing interest	215
	2,307
Less: current portion	640
Long-term portion	$1,667

Note 7. Earnings (Loss) Per Share

The computation of basic and diluted earnings  (loss) per share for the three and nine month periods ended January 31, 2015 and 2014 is as follows (in thousands except share and per share data):

	Three Months ended January 31,		Nine Months ended January 31,
	2015	2014	2015	2014
Net income (loss)	$3,269	$5,582	$(11,634)	$(10,039)
Weighted number of shares:
Common shares outstanding for basic and diluted earnings (loss) per share	11,971,183	3,982,400	6,627,328	3,982,400
Basic and diluted earnings (loss) per share	$0.27	$1.40	$(1.76)	$(2.52)

Note 8. Subsequent Events

On March 6, 2015, the Company declared a cash dividend of 13.75 cents per share of common stock. The dividend is payable on May 20, 2015, to stockholders of record on April 7, 2015. The current indicated annualized dividend would be 55 cents per share.

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

Recent Events

Initial Public Offering

On November 20, 2014, we completed our initial public offering of our common stock, selling 10,000,000 shares of our common stock at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million.

Debt Restructure

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement (the “Restructure Agreement”) with certain affiliates of EPR Properties (“EPR”), our primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014.  Pursuant to the Debt Restructure, we paid a defeasance fee of $5 million to EPR in addition to the consideration described below.

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

Results of Operations

The following historical unaudited consolidated statements of operations during the three and nine months ended January 31, 2015 and 2014 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended January 31, 2015 and 2014

The following table presents our condensed unaudited consolidated statements of operations for the three months ended January 31, 2015 and 2014 (dollars in thousands):

	Three months ended January 31,
	2015	2014	$ change	% change

Revenues
Lift and tubing tickets	$24,652	$25,359	$(707)	-2.8%
Food and beverage	7,415	7,162	253	3.5%
Equipment rental	4,066	4,369	(303)	-6.9%
Ski instruction	3,970	3,712	258	7.0%
Hotel/lodging	2,358	2,247	111	4.9%
Retail	2,622	2,422	200	8.3%
Other	902	922	(20)	-2.2%
	45,985	46,193	(208)	-0.5%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	13,836	14,816	(980)	-6.6%
Retail and food and beverage cost of sales	4,331	4,121	210	5.1%
Power and utilities	3,245	4,365	(1,120)	-25.7%
Other	5,786	5,844	(58)	-1.0%
	27,198	29,146	(1,948)	-6.7%
Depreciation and amortization	2,451	2,021	430	21.3%
General and administrative expenses	1,046	874	172	19.7%
Land and building rent	351	383	(32)	-8.4%
Real estate and other taxes	441	397	44	11.1%
	31,487	32,821	(1,334)	-4.1%
Other operating income-gain on settlement of lawsuit	-	-	-	0.0%
Income from Operations	14,498	13,372	1,126	8.4%

Other Income (expense)
Interest, net of interest capitalized of $101 and $100 in 2015 and 2014, respectively	(4,224)	(4,308)	84	-1.9%
Defeasance fee paaid with debt restructure	(5,000)	-	(5,000)	100.0%
Gain on sale/leaseback	84	84	-	0.0%
Investment income	1	1	-	0.0%
	(9,139)	(4,223)	(4,916)	116.4%

Income before income tax expense	5,359	9,149	(3,790)	41.4%
Income tax expense	2,090	3,567	(1,477)	41.4%
Net Income	$3,269	$5,582	$(2,313)	-41.4%
Total reported EBITDA	$16,949	$15,433	$1,516	9.8%

Revenue decreased $0.2 million, or 0.5%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The decrease is primarily the result of a decrease in ski and tube visits of approximately 4%. Visits to our Eastern resorts were up 10% while visits to our Midwestern resorts were down 21%. The decrease in visits in the Midwest is a result of later resort openings because of unfavorable weather conditions. Our Midwestern resorts did not open until the last week in December as compared to opening from late November through mid-December for the 2013/2014 ski season. The impact of the decrease in skier visits was mostly offset by price increases implemented at the resorts.

Labor and labor related expenses decreased $1.0 million, or 6.6%, for the three months ended January 31, 2015  compared to the three months ended January 31, 2014. Later openings at the Midwest resorts resulted in a reduction in labor  and labor related expenses of $0.6 million. Labor efficiencies contributed an addition $0.4 million in labor and labor related expense savings.

Retail and food and beverage cost of sales increased $0.2 million, or 5.1%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014,  as a result of increased retail and food and beverage revenue.

Power and utility expense decreased $1.1 million, or 25.7%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, as a result of a reduction in kilowatt hours used at our Attitash, Wildcat and Mount Snow resorts. This reduction in kilowatt hour usage is a result of the replacement of snowguns with new energy saving snowgun technology in the current fiscal year.

Depreciation and amortization increased $0.4 million, or 21.3%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, as a result of assets put in service in the current fiscal year.

General and administrative expenses increased $0.2  million, or 19.7%, for the three months ended January 31, 2015  compared to the three months ended January 31, 2014 primarily due to an increase in professional fees related to incremental public company expenses.

The decrease in interest expense net, of $0.8 million, was a result of an increase in interest rates for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, offset by the reduced interest resulting from the pay down of debt. In addition, the Company paid $0.8 million in disputed interest related to the Attitash/Mount Snow Debt discussed herein.

In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee.

Income tax expense decreased $1.5 million as a result of an decrease in the income before income tax expense of $3.8 million for the three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Comparison of Operating Results for the Nine Months Ended January 31, 2015 and January 31, 2014

The following table presents our condensed unaudited consolidated statements of operations for the nine months ended January 31, 2015 and January 31, 2014 (dollars in thousands):

	Nine months ended January 31,
	2015	2014	$ change	% change

Revenues
Lift and tubing tickets	$24,666	$25,366	$(700)	-2.8%
Food and beverage	11,145	10,699	446	4.2%
Equipment rental	4,066	4,369	(303)	-6.9%
Ski instruction	3,970	3,712	258	7.0%
Hotel/lodging	5,038	4,987	51	1.0%
Retail	3,090	2,773	317	11.4%
Other	5,836	5,494	342	6.2%
	57,811	57,400	411	0.7%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	26,425	26,639	(214)	-0.8%
Retail and food and beverage cost of sales	5,861	5,502	359	6.5%
Power and utilities	4,725	5,695	(970)	-17.0%
Other	11,784	11,887	(103)	-0.9%
	48,795	49,723	(928)	-1.9%
Depreciation and amortization	7,065	6,595	470	7.1%
General and administrative expenses	3,079	2,529	550	21.7%
Land and building rent	1,065	1,079	(14)	-1.3%
Real estate and other taxes	1,372	1,345	27	2.0%
	61,376	61,271	105	0.2%

	(3,565)	(3,871)	306	7.9%
Other operating income-gain on settlement of lawsuit	2,100	-	2,100	100.0%
Loss from Operations	(1,465)	(3,871)	2,406	-62.2%
Other Income (expense)
Interest, net of interest capitalized of $337 and $226 in 2015 and 2014, respectively	(12,864)	(12,844)	(20)	0.2%
Defeasance fee paid with debt restructure	(5,000)	-	(5,000)	100.0%
Gain on sale/leaseback	250	250	-	0.0%
Investment income	7	7	-	0.0%
	(17,607)	(12,587)	(5,020)	39.9%

Loss before income tax benefit	(19,072)	(16,458)	(2,614)	15.9%
Income tax benefit	(7,438)	(6,419)	(1,019)	15.9%
Net Loss	$(11,634)	$(10,039)	$(1,595)	15.9%
Total reported EBITDA	$3,911	$2,888	$1,023	35.4%

Revenue increased $0.4 million, or 0.7%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. The increase is primarily the result of increase in summer revenue, offset by lower revenue in the third quarter of fiscal 2015 for the reasons discussed in the analysis of the third quarter above.

Labor and labor related expense decreased $0.2 million, or 0.8%, for the nine months ended January 31, 2015  compared to the nine months ended January 31, 2014. Later openings at the Midwest resorts resulted in a reduction in labor  and labor related expenses of $0.6 million.  This was offset by increased workman’s compensation expense of $0.5 million due to increased rates. Other labor related costs decreased $0.1 million.

Retail and food and beverage cost of sales increased $0.4million, or 6.5%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014,  as a result of increased retail and food and beverage revenue.

Power and utility expense decreased $1.0 million, or 17.0%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, as a result of a reduction in kilowatt hours used at our Attitash, Wildcat and Mount Snow resorts. This reduction in kilowatt hour usage is a result of the replacement of snowguns with new energy saving snowgun technology in the current fiscal year.

Depreciation and amortization increased $0.5 million, or 7.1%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, as a result of assets put in service in the current fiscal year.

General and administrative expenses increased $0.6 million, or 21.7%, for the nine months ended January 31, 2015  compared to the nine months ended January 31, 2014, primarily due to an increase in legal fees related to litigation settled in the second quarter of fiscal 2015 and an increase in other professional fees related to incremental public company expenses. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

The Company settled a lawsuit in the second quarter of fiscal 2015 which resulted in $2.1 million of income.

The increase in interest expense net, of $0.2 million, was a result of an increase in interest rates for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, offset by the reduced interest resulting from the pay down of debt. In addition, the Company paid $0.8 million in disputed interest related to the Attitash/Mount Snow Debt discussed herein.

 In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee.

Income tax benefit increased $1.0 million as a result of an increase in the loss before income tax benefit of $1.7  million for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net income (loss) (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
	2015	2014	2015	2014

Net Income (loss)	$3,269	$5,582	$(11,634)	$(10,039)
Income tax expense (benefit)	2,090	3,567	(7,438)	(6,419)
Interest expense, net	4,224	4,308	12,864	12,844
Defeasance fee paid with debt restructure	5,000	-	5,000	-
Depreciation and amortization	2,451	2,021	7,065	6,595
Investment income	(1)	(1)	(7)	(7)
Gain on sale/leaseback	(84)	(84)	(250)	(250)
Non-routine legal and settlement of lawsuit, net	-	40	(1,689)	164
	$16,949	$15,433	$3,911	$2,888

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our third and fourth quarters primarily due to the seasonality of our resort business. We had $20.9 million of cash and cash equivalents at January 31, 2015 compared to $13.2 million at April 30, 2014. We used  $0.7million of cash from operating activities during the nine months ended January 31, 2015 compared to $0.3 million of cash used in the nine months ended January 31, 2014. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements, as needed.

Long-term debt at January 31, 2015 and April 30, 2014 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. We have presented in the table below the borrowings at January 31, 2015 and April 30, 2014 (dollars in thousands):

	January 31, 2015	April 30, 2014
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at January 31, 2015 and April 30, 2014); remaining principal and interest due on December 1, 2034	$51,050	$63,500
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at January 31, 2015 and 9.98% at April 30, 2014); remaining principal and interest due on December 1, 2034	37,562	47,029
Mount Snow Development Debt (interest at 10.00% at April 30, 2014). Paid in full in December 2014.	-	42,907
Crotched Mountain Debt (interest at 10.27% at April 30, 2014). Paid in full December 2014.	-	10,972
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.35% at January 31, 2015 and 10.20% at April 30, 2014); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27,300, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,833	3,962
Other debt	2,022	2,311

	99,017	175,231
Less: current maturities	548	579
	$98,469	$174,652

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

In connection with the Debt Restructure, the Company entered into a Master Credit and Security Agreement with EPR (the “Master Credit Agreement”) governing the restructured debt with EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $51.1 million to the Company and its subsidiary Mount Snow, Ltd., (included in the table above as the “Attitash/Mount Snow Debt”); (ii) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc. (the “Boston Mills/Brandywine Debt”); (iii) a term loan in the amount of approximately $14.3 million to the Company and its subsidiary JFBB Ski Areas, Inc. (the “JFBB Debt” and together with the Boston Mills/Brandywine Debt, included in the table above as the “Credit Facility Debt”); and (iv) a term loan in the amount of approximately $4.6 million to the Company and its subsidiary Sycamore Lake, Inc. (included in the table above as the “Sycamore Lake (Alpine Valley) Debt”).

Interest will be charged at a rate of (i) 10.13% per annum as to each of the Boston Mills/Brandywine Debt and JFBB Debt; (ii) 10.35% per annum as to the Sycamore Lake (Alpine Valley) Debt; and (iii) 10.93% per annum pursuant to the Attitash/Mount Snow Debt.  Each of the notes governing the restructured debt provides that interest will increase each year by the lesser of the following: (x) three times the percentage increase in the Consumer Price Index as defined in the notes (“CPI”) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.5%.  Past due amounts will be charged a higher interest rate and be subject to late charges.

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the nine months ended January 31, 2015 and the year ended April 30, 2014.

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

None of the restructured debt may be prepaid without the consent of EPR. Upon an event of default, as defined in the Debt Restructure Agreements, EPR may, among other things, declare all unpaid principal and interest due and payable.  Each of the notes governing the restructured debt matures on December 1, 2034.

As a condition to the Debt Restructure, the Company entered into the Master Cross Default Agreement with EPR (the “Master Cross Default Agreement”). The Master Cross Default Agreement provides that any event of default under existing or future loan or lien agreements between the Company or its affiliates and EPR, and any event of default under the Lease Amendment, shall automatically constitute an event of default under each of such loan and lien agreements and Lease Amendment, upon which EPR will be entitled to all of the remedies provided under such agreements and Lease Amendment in the case of an event of default.

Also in connection with the Debt Restructure, the Company and EPR entered into the Guaranty Agreement (the “Guaranty Agreement”).  The Guaranty Agreement obligates the Company and its subsidiaries as guarantors of all debt evidenced by the Debt Restructure Agreements.

Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

We used  $0.7 million of cash in operating activities in the first nine months of fiscal 2015, a decrease of $0.4 million when compared to the $0.3 million used in the first nine months of fiscal 2014. The decrease in operating cash flows was a result of an increase in the loss from operations and a decrease in unearned revenue as a result of a change in a season pass deadline from June 1, 2014 to April 30, 2014 offset by an increase in accounts payable and accrued expenses.

Cash used in the nine months ended January 31, 2015 was $19.0 million compared to $2.7 million provided by investing activities for the nine months ended January 31,2014. The decrease of  $21.7 million from the first nine months of fiscal 2015 compared to the same period of fiscal 2014 was a result of increased additions to property and equipment and an increase in restricted cash. The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow, offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities increased by $28.3 million in the first nine months of fiscal 2015 compared to the same period of fiscal 2014 because of the EB‑5 funds held in escrow and the net proceeds of our initial public offering. This was offset by our debt repayment and initial stockholder dividend.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2014 were approximately $10.0 million. We currently anticipate we will spend approximately $11.0 million to $13.0 million on resort capital expenditures for fiscal 2015. Major capital expenditure projects for fiscal 2015 include: the installation of a Zip Rider at Attitash at a cost of approximately $1.9 million; installation of snowmaking equipment and making snowmaking infrastructure improvements at Wildcat Mountain at a cost of approximately $2.2 million; and installation of snowmaking equipment at Attitash and Mount Snow at a cost of approximately $1.9 million.  We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

In October 2014, we entered into a capital lease to finance the construction of the Zip Rider at Attitash.  The lease is payable in sixty monthly installments of $37,000, commencing November 2014. The Company has a $1.00 purchase option at the end of the lease term. Messrs. Boyd, Mueller and Deutsch have personally guaranteed the lease.

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

As of February 27, 2015, we have commitments for $29.0 million in Partnership investments, $25.5 million of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS, which we expect will occur by the end of calendar 2015 in line with the typical approval timeline. As such, we intend to release funds from escrow and commence the Projects in the second half of calendar year 2015. If the Projects commence in the second half of calendar year 2015 and plans occur as scheduled, we estimate that the Projects will be completed by the end of calendar year 2016.

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

The Company’s board of directors declared a cash dividend of $0.1375 payable on May 20, 2015 to shareholders of record on April 7, 2015. We intend to pay quarterly cash dividends on our common stock on a quarterly basis. However, we cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, including the Master Credit Agreement, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of January 31, 2015, was $93.2 million.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on the variable rate outstanding debt is approximately $0.15. million. If interest rates increased 1%, the additional interest cost to the Company would be approximately $0.9 million for one year. We do not perform any interest rate hedging activities related to this debt.

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

        Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources (either directly or through third parties), which requires significant capital expenditures. Capital expenditures for fiscal 2014 were approximately $10.0 million, and we currently anticipate that capital expenditures will be approximately $11.0 million to $13.0 million for fiscal 2015. To the extent that we are unable to obtain the funds necessary to maintain and grow our business with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

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

        The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, and the West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons. We are currently conducting an offering to raise $52.0 million to fund the Carinthia Ski Lodge Project and the West Lake Project, $29.0 million of which has been committed as of February 27, 2015. To the extent that the offering is not fully-subscribed and less than the $52.0 million is raised, we will allocate up to the first $30.0 million to the development of the West Lake Project. If and when subscriptions exceed $30.0 million, the next $22.0 million will be allocated to the Carinthia Ski Lodge Project.

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

        We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public market upon issuance, subject to vesting conditions and the 180-day lock-up periods under the lock-up agreements described above.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.
(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended January 31, 2015.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: March 16, 2015		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: March 16, 2015		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

10.1

Master Credit and Security Agreement, dated as of December 1, 2014, among Peak Resorts, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc., and JFBB Ski Areas, Inc, as borrowers, and EPT Ski Properties, Inc. and EPT Mount Snow, Inc., as lender  (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.2

Amendment to Master Credit and Security Agreement, effective as of December 1, 2014, by and among Peak Resorts, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc. and JFBB Ski Areas, Inc., as borrowers, and EPT Ski Properties, Inc. and EPT Mount Snow, Inc., as lenders (filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 29, 2015 and incorporated herein by reference).

10.3

Amended and Restated Promissory Note from Peak Resorts, Inc., Boston Mills Ski Resort, Inc. Brandywine Ski Resort, Inc. and Deltrecs, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.4

Amended and Restated Promissory Note from Peak Resorts, Inc. and Sycamore Lake, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.5

Amended and Restated Promissory Note from Peak Resorts, Inc. and JFBB Ski Areas, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.6

Amended and Restated Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.7

Master Cross Default Agreement, dated as of December 1, 2014, by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and Peak Resorts, Inc., Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc. and JFBB Ski Areas, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.8

Guaranty Agreement, made as of December 1, 2014, by Peak Resorts, Inc., JFBB Ski Areas, Inc., Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.9

Option Agreement between Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc. and Sycamore Lake, Inc., as seller, and EPT Ski Properties, Inc., as purchaser, dated as of December 1, 2014 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.10

Master Right of First Refusal Agreement, made as of December 1, 2014, by and between EPT Ski Properties, Inc. and Peak Resorts, Inc (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.11

Right of First Refusal Agreement (Mount Attitash), dated as of December 1, 2014, among L.B.O. Holding, Inc. and EPT Ski Properties, Inc (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

10.12

Second Amendment to Lease Agreement, made as of December 1, 2014, by and between EPT Mad River, Inc. and Mad River Mountain, Inc (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the period ended October 31, 2014 and incorporated herein by reference).

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