Form 10-K
period 2015-04-30
Peak Resorts Inc
filed 2015-07-27
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

          (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015.

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

Securities registered pursuant to Section 12(b) of the Act:

                          Title of each class                                                           Name of each exchange on which registered

                      Common Stock, $0.01 par value                                                           NASDAQ Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer   ☒  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on November 21, 2014.

As of June 30, 2015, 13,982,400 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended April 30, 2015.

Forward-Looking Statements

Except for any historical information contained herein, the matters discussed in this Form 10-K contain certain “forward-looking statements'' within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations''.

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words, These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Form 10-K, Important factors that could cause actual results to differ materially from our expectations include, among others:

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

You should also refer to Part I, Item 1A, “Risk Factors”, of this Form 10-K for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material, In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

PART I

Item 1. Business.

General

Peak Resorts, Inc. was incorporated in Missouri on September 24, 1997 as a holding company to own or lease and operate day ski and overnight drive ski resorts through its wholly owned subsidiaries. Throughout the history of the Company, including the development of the Hidden Valley and Snow Creek ski resorts before the incorporation of Peak Resorts, Inc., the Company has acquired or developed a total of 13 ski resorts. In this annual report, Peak Resorts, Inc., together with its subsidiaries, is referred to as “we,” “us,” “our” or the “Company.”

On November 20, 2014, we completed our initial public offering of our common stock, selling 10 million shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million. Our common stock is traded on the NASDAQ Global Market under the symbol “SKIS”.

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

We have built an award-winning portfolio of individually branded entertainment properties, most of which are recognized as leading ski resorts in their respective markets. Our devotion to maintaining high quality standards across our portfolio through strategic investments and upgrades has created a loyal customer base that contributes to a significant number of repeat visits at each of our resorts. In particular, our investment over the last decade in the latest high-efficiency snowmaking equipment has earned us the reputation as an industry leader in snowmaking efficiency, capacity and quality, allowing us to consistently increase skier visits and revenue per skier. Since 2008, we have invested $57.6  million in capital expenditures and growth initiatives. Our strong branding reinforces customer loyalty and serves to attract new visitors through focused marketing campaigns and word of mouth.

Combined, our ski resorts generated approximately 1.6 million visits in the 2014/2015 ski season.  Revenue for fiscal 2015 was just 0.3 percent below the record level achieved in fiscal 2014, despite weather events that impacted two of the three major holiday periods of the 2014/2015 ski season and adversely affected the ski industry in general.  As the U.S. economy continues to improve, our resorts are well-positioned to benefit from increased consumer spending on leisure activities, and we expect to continue to increase our lift ticket prices and drive more skier visits to our resorts. We believe we are better positioned to handle downturns in the economy than larger, overnight fly ski resorts because of our greater accessibility and lower overall costs to consumers.

The U.S. ski industry is highly fragmented, with less than 13% of the 470 ski resorts being owned by companies with four or more ski resorts. We believe that our proven ability to efficiently operate multiple resorts as well as our track record of successful acquisitions has created our reputation in the marketplace as a preferred buyer. We believe that our extensive experience in acquiring ski resorts and investing in snowmaking, lifts and other skier services, as well as the synergies we create by operating multiple resorts, drives increased revenues and profitability. Our capabilities serve as a competitive advantage in sourcing and executing investment opportunities as sellers will often provide us a "first look" at opportunities outside of a broader marketing process, allowing us to expand both within our existing markets and into new markets.

We and our subsidiaries operate in a single business segment—resort operations. We are not dependent on any single customer, the loss of which would have a material impact on our financial statements, and we derive no revenue from foreign sources.

Our Resorts

Our 13 ski resorts consist of five overnight drive ski resorts and eight day ski resorts located across six states, ranging from Missouri to New Hampshire, and appeal to a wide range of visitors. All of our ski resorts employ high-capacity snowmaking capabilities on over 90% of their terrain as well as food and beverage, equipment rental and retail outlets. All of our properties offer alternative snow activities, such as terrain parks and tubing, in addition to skiing and snowboarding. The diversity of our services and amenities allows us to capture a larger proportion of customer spending as well as ensure product and service quality at our resorts.

The following table summarizes key statistics relating to each of our resorts as of April 30, 2015:

Property	State	Developed/ Acquired	Nearest Metro MSA	Population Base (millions)	Skiable Acres	Total Lifts	Vertical Drop (ft.)
Hidden Valley	MO	1982	St Louis	3.9	60	9	310
Snow Creek	MO	1985	Kansas City	2.9	40	6	300
Paoli Peaks	IN	1997	Louisville, Nashville	3.0	65	8	300
Mad River*	OH	2001	Columbus, Dayton	2.8	60	12	300
Boston Mills	OH	2002	Cleveland, Akron, Canton	7.1	40	8	264
Brandywine	OH	2002	**	**	48	10	264
Crotched Mountain	NH	2003	Boston	13.9	105	5	1,000
Jack Frost	PA	2005	Philadelphia, New York City	27.3	80	12	600
Big Boulder	PA	2005	***	***	65	11	475
Attitash	NH	2007	Boston	13.9	307	11	1,750
Mount Snow	VT	2007	New York City, Boston, Albany	27.4	490	20	1,700
Wildcat Mountain	NH	2010	Boston	13.9	225	5	2,112
Alpine Valley	OH	2012	Cleveland, Akron, Canton	7.1	54	7	260

* Leased property
** Marketed with Boston Mills
*** Marketed with Jack Frost

We operate some or all of certain of our resorts pursuant to lease agreements with third parties or pursuant to Forest Service Special Use Permits with the federal government.  We own the remaining land underlying our resorts. For a description of our ownership and use of the land underlying our resorts, see Item 2, “Properties” of this annual report.

Effective October 2010, we acquired Wildcat Mountain ski area through the purchase of the assets of Wildcat Mountain Ski Area, Inc., Meadow Green-Wildcat Skilift Corp. and Meadow Green-Wildcat Corp. for a total of approximately $5 million. Wildcat Mountain is located in northern New Hampshire and serves the New Hampshire, Boston, Massachusetts and Rhode Island markets. Wildcat Mountain is located within 10 miles of the Attitash ski area and gives our skiers the opportunity to use the same lift tickets and season passes for both Wildcat Mountain and Attitash, thus providing our visitors with more ski choices and opportunities.

In December 2011, we acquired the Jack Frost ski resort through the purchase of the assets of Blue Ridge Real Estate Company for $5.65 million. Also in December 2011, we purchased the assets of Big Boulder Corporation to acquire the Big Boulder ski resort, for total consideration of $3.35 million. Prior to that time, we had operated these resorts pursuant to leases since 2005.

In October 2012, we purchased the outstanding common stock of Sycamore Lake, Inc. (doing business as Alpine Valley Ski Area in Cleveland, Ohio) for $2.6 million. This acquisition enables us to employ pricing strategies and cost synergies with Boston Mills and Brandywine, our other two Cleveland resorts.

Debt Restructure

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement (the “Restructure Agreement”) with certain affiliates of EPR Properties (“EPR”), our primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 5, 2014.  Pursuant to the Debt Restructure, we paid a defeasance fee of $5 million to EPR in addition to the consideration described below.

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

Ski Industry

        The U.S. ski industry was estimated to total approximately 53.6 million skier visits in the 2014/2015 ski season. The National Ski Areas Association Kottke National End of Season Survey (Preliminary Report) reported that there were 470 ski resorts operating during the 2014/2015 ski season in the U.S. Given the consistency and strength of annual skier visits over the last 30 years as well as the state of the recovering economy, we believe that skier participation will remain strong in the coming years.

        The ski industry divides ski resorts into three distinct categories: overnight fly, overnight drive and day ski resorts. Overnight fly ski resorts are defined as ski resorts which primarily serve skiers who fly or drive considerable distances and stay for multiple nights. These resorts depend, in large part, on long-distance travel by their visitors and on the development of adjacent real estate for housing, hospitality and retail uses. Overnight drive ski resorts are ski resorts which primarily serve skiers from the regional drive market who stay overnight. Day ski resorts are typically located within 50 miles of a major metropolitan statistical area (“MSA”) and do not generally offer dedicated lodging.

        Day and overnight drive ski resorts tend to be smaller in size and are usually located near metropolitan areas. As an owner and operator of primarily day and overnight drive ski resorts, we focus on selling lift tickets, renting ski equipment, selling ski lessons, offering food and beverage services and catering to the targeted local market. We target skiers of all levels from beginners who are skiing for the first time to intermediate and advanced skiers who are honing their skills.

        An important statistic used to gauge the performance of companies operating within the ski industry is revenue per skier visit. The revenue per skier visit of our resorts for the 2007/2008 ski season (the first season subsequent to the Mount Snow and Attitash acquisitions) to the 2013/2014 ski season increased at a compounded annual growth rate of 3.9% compared to an increase of 2.6% for the U.S. ski industry for the same period. Revenue per skier visit is calculated as total resort revenue divided by skier visits.

        The ski industry statistics stated in the foregoing sections have been derived from data published by the Kottke National End of Season Survey 2013/2014 and other industry publications, including those of the National Ski Areas Association.

Revenue Components

We, like other day ski resorts and overnight drive ski resorts operators, earn our revenues in six principal categories. In order of their contribution, they are: (i) lift tickets; (ii) food and beverage sales; (iii) equipment rentals; (iv) hotel/lodging; (v) ski instruction; and (vi) retail. Each revenue center is discussed in more detail below:

	Year ended April 30,
	2015	2014	2013

Revenues
Lift and tubing tickets	$50,821	$51,672	$50,085
Food and beverage	18,927	18,638	17,339
Equipment rental	8,017	8,584	7,601
Ski instruction	7,242	7,130	6,775
Hotel/lodging	7,623	7,479	7,156
Retail	5,261	4,811	4,536
Other	6,967	6,891	6,196
	$104,858	$105,205	$99,688

•

Lift tickets— Lift tickets are our most important source of operating revenues. We place heavy emphasis on sales of season passes and advance group ticket sales to schools, religious organizations and other social groups at a discount. We market our season passes and advance group ticket sales to our ski visitors and the communities we serve. The cost of lift tickets at each of our resorts varies according to geographic region, session time and day of the week.

•

Food and Beverage Sales—Our facilities generally employ cafeteria-style and self-service options to provide a limited menu of simple foods, liquor, beer and wine. We try to maximize revenues and simplify operations by focusing on a limited menu that requires minimal special preparation and related personnel costs.

•

Equipment Rentals— Day ski resorts generally attain a higher percentage of rental revenue than overnight fly destination ski resorts and overnight drive ski resorts because a large majority of day ski resort skiers are novices, who typically do not own ski equipment. Equipment rental rates generally range between $29 and $39 per person per session. We have focused on improving our equipment rental facilities to provide quick access to new and high quality equipment, self-service options with expert advice and fitting available, and immediate access to the lifts and ski instruction areas from the rental facility. By eliminating the equipment rental bottleneck, we believe that we have significantly enhanced the skiers' resort experience, which corresponds to increased rental revenues.

•

Hotel/Lodging— Because we primarily operate day ski resorts, not all of our resorts offer hotel or other lodging services. Our hotel/lodging revenue is comprised of the revenue generated by the lodging facilities at our Attitash and Mount Snow ski resorts. Attitash and Mount Snow each have a Grand Summit Hotel on their properties, in which individuals have purchased 100% of all available quartershare interval interests, while we retain ownership of common areas of the hotel and commercial properties. We derive a revenue stream from operating the Grand Summit Hotels' retail, restaurant and conference facilities, fees for spa and health club services at the Grand Summit Hotels and fees for housekeeping and other related services, and from renting quartershare interval interests when not in use by their owners. We also manage certain condominiums located near the Mount Snow ski resort and receive a portion of the rental fees and property management fees relating to these condominiums. Finally, we own 100% of the Snow Lake Lodge at Mount Snow, which we operate as a traditional hotel.

•

Ski Instruction— Ski instruction is considered important to operations because of the large numbers of novice or early intermediate skiers who typically visit day ski resorts. We offer low group lesson prices to encourage participation, which range from $15 and $48 per person per lesson. Individual instructions and private lessons may range from $45 to $105 or more per lesson.

•

Retail— Like ski instruction services, retail also represents a relatively small percentage of our total revenues. Some of our resorts offer a selection of more substantial ski-related equipment, such as boots, skis and snowsuits, while others maintain only a minimal selection of smaller items, such as gloves and goggles. Merchandise selection and pricing decisions must be made in light of the local demographic conditions. To facilitate this level of detailed management, local ski resort employees oversee their merchandise operations as they see fit for their markets. We also lease merchandise operations to third-party merchants at Boston Mills, Brandywine and Paoli Peaks.

Seasonality

The Company's revenues are highly seasonal in nature. The vast majority of reported revenues are generated during the ski season, which occurs during the third and fourth fiscal quarters.  In an effort to partially counterbalance the concentration of revenue during the winter months, some of our properties offer non-ski attractions, such as golf, roller coasters, swimming and zip rides, but these activities do not comprise a substantial portion of our annual revenues.   Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business.

Additionally, operations on certain holidays contribute significantly to the Company's revenues, most notably Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. The seasonality of the Company's revenues amplifies the effect on the Company's revenues, operating earnings and cash flows of events that are outside the Company's control. While the Company's geographically diverse operating locations help mitigate its effects, adverse weather conditions could limit customer access to the Company's resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, cause increased energy use and other operating costs related to snowmaking efforts and, in general, can result in decreased skier visits regardless of ski conditions.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April. The following tables illustrate the opening and closing dates for the 2010/2011 through 2014/2015 ski seasons for our 13 ski resorts:

Ski Resort	2010/2011 Open Dates	2011/2012 Open Dates	2012/2013 Open Dates	2013/2014 Open Dates	2014/2015 Open Dates
Attitash	Dec 11 - Apr 3	Nov 25 - Mar 25	Dec 7 - Apr 11	Dec 7 - Apr 6	Dec 6 - Apr 5
Alpine Valley(1)	—	—	Dec 30 - Mar 3	Dec 28 - Mar 16	Dec 30 - Mar 22
Big Boulder	Nov 29 - Apr 10	Dec 11 - Mar 24	Nov 28 - Apr 20	Nov 14 - Apr 6	Nov 20 - Apr 19
Boston Mills	Dec 10 - Mar 14	Dec 17 - Mar 10	Dec 28 - Mar 10	Nov 29 - Mar 16	Jan 1 - Mar 22
Brandywine	Dec 11 - Mar 13	Dec 30 - Mar 4	Dec 29 - Mar 30	Dec 14 - Mar 16	Jan 2 - Apr 1
Crotched Mountain	Dec 4 - Apr 3	Dec 17 - Mar 18	Dec 1 - Apr 7	Nov 30 - Mar 30	Nov 28 – Apr 5
Hidden Valley	Dec 18 - Feb 27	Jan 4 - Feb 26	Dec 23 - Mar 17	Dec 14 - Mar 15	Jan 2 - Mar 8
Jack Frost	Dec 11 - Mar 13	Dec 17 - Mar 11	Dec 22 - Mar 31	Dec 7 - Mar 23	Dec 12 - Mar 29
Mad River	Dec 10 - Mar 6	Dec 17 - Mar 11	Dec 23 - Mar 17	Nov 30 - Mar 16	Dec 20 - Mar 22
Mount Snow	Nov 25 - Apr 16	Dec 10 - Mar 25	Nov 22 - Apr 21	Nov 15 - Apr 13	Nov 21 - Apr 19
Paoli Peaks	Dec 17 - Feb 27	Jan 3 - Mar 4	Dec 23 - Mar 10	Dec 14 - Mar 9	Dec 31 - Mar 8
Snow Creek	Dec 11 - Mar 6	Dec 17 - Mar 4	Dec 22 - Mar 17	Dec 14 - Mar 9	Dec 31 - Mar 8
Wildcat Mountain	Dec 11 - Apr 24	Dec 18 - Apr 15	Nov 22 - Apr 21	Nov 28 - Apr 27	Nov 9 - Apr 30

(1)

Data for Alpine Valley is included for the 2012/2013, 2013/2014 and 2014/2015 ski seasons only, as we acquired the ski resort in November 2012.

Marketing

We promote our resorts through both on-site marketing and external marketing. We encourage visitors to return to our resorts by offering complimentary skier orientations at our resorts. We also have marketing programs in place directed at attracting groups, such as religious organizations, social clubs, corporate entities, schools and civic organizations, and we offer discounts to active military personnel. We believe that these group discounts encourage new participants to try snow sports. Student passes are also sold through schools, and season passes are promoted through targeted direct mail marketing, the internet and local sporting goods stores.

Each of our resorts also maximizes community awareness through radio, special events and promotions and “free media” advertising, when possible. We host charity events and tournaments, issue media passes and encourage live radio and television broadcasts for segments such as weather or sports. For example, events we have hosted include the following: Dew Tour, X-Games, Tough Mudder, SAM Cutters Camp, Transworld Trans-am Snowboard Event, Mountain Dew Vertical Challenge, NCAA National Downhill Championships, Special Olympics Games, Military Salutes, and U.S. National Mountain Biking Championships.

Competition

        We believe that there are high barriers to entry for new ski resorts due to the limited private lands on which ski resorts can be developed, the difficulty in getting the necessary government approvals and permits to build on public land and the substantial capital resources needed to construct the required ski infrastructure. As such, we believe that the risk that our market will become saturated with new industry participants is relatively low. We believe that our resorts do not directly compete with overnight fly destination ski resorts, such as the larger ski resorts in Colorado, California, Nevada, Utah and other destination ski resorts worldwide. Rather, we believe that we compete primarily with other existing day ski resorts, overnight drive ski resorts and non-ski related day vacations.

        Our competition varies by geographical area. While we believe that our Midwestern ski resorts face only limited competition within their relative metropolitan markets, we are not the only day ski resorts or overnight drive ski resorts in our Northeastern and Southeastern markets (as defined by the NSAA). We compete with approximately 135 resorts in the Northeastern market and 47 resorts in the Southeastern market.

Competitive Strengths

        We believe our strengths are as follows:

•We own a high-quality branded portfolio.  We own 12 and operate 13 high-quality ski resorts, each of which is individually branded and recognized to be a leading ski resort in its respective regional market. Our devotion to maintaining high quality standards through strategic investments and upgrades has created a loyal customer base at each of our resorts. Our strong branding reinforces customer loyalty and serves to attract new guests through focused marketing campaigns and word of mouth.

•We have a history of investing in targeted capital projects to increase profitability.  We are continuously evaluating our property-level performance and are committed to increasing our profitability. Many ski resort operators are unwilling to invest in improvements due to capital constraints and the perceived risk of such investments. Since 2008, we have invested $57.6 million throughout our portfolio in an effort to improve the profitability of our ski resorts through energy-efficient snowmaking machinery, high-speed/high-capacity lifts and additional features such as terrain parks and various other infrastructure investments. The costs of these improvements are significantly outweighed by the benefits realized, which include higher quality and less costly snow, shorter lift lines, terrain expansion and customer appreciation. We have found that the ability to transport customers up the mountain on high-speed chairlifts and to reduce lift lines not only attracts skiers and promotes a better skiing experience but also leads to higher restaurant and retail sales and increased customer satisfaction.

•We are an experienced and successful acquirer and integrator.  We have grown our Company significantly since inception by acquiring strategically located ski resorts with the potential for increased revenue growth and margin expansion. We have successfully acquired and integrated ten ski resorts since 1997. We adhere to a disciplined acquisition strategy by pursuing opportunities at attractive acquisition prices that can create additional value through operational improvements and efficiencies. After acquiring a ski resort, we implement a strategic repositioning program designed during the underwriting process and integrate the resort into our portfolio. We believe that our track record for acquiring and integrating ski resorts makes us an industry leader and gives us a competitive advantage over other buyers. Our ski resorts have, on average, achieved compound annual Reported EBITDA growth of 34.4% within two years of our ownership or operation (EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on sale/leaseback, investment income, other income or expense and other non-recurring items - see Item 7, Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Non GAAP Financial Measures” for a definition of Reported EBITDA and reconciliation to net income (loss)).

•Our experienced senior management team is dedicated to providing a reliable and enjoyable ski experience.  Our three senior executives have almost 60 years of combined experience owning, operating and acquiring ski resorts in the U.S. Since 1982, it has been our vision to offer a reliable and enjoyable skiing experience to our customers. As a result of this vision, our management team constantly strives to enhance and improve our snowmaking capabilities to ensure our ski resorts maintain high-quality snow throughout the season. In addition, our management team strives to provide our ski resorts with a full range of amenities to augment our customers' overall skiing experience.

•Overnight drive and day ski resorts experience lower sensitivity to the economy.  We believe our portfolio provides more attractive risk-adjusted returns than overnight fly resorts due to the stability in our visits. Furthermore, we believe that customers are more likely to visit overnight drive and day ski resorts during an economic downturn as compared to other higher cost overnight fly ski resorts, resulting in less sensitivity to downturns in the economy. The revenue per skier visit of our resorts from the 2007/2008 ski season (the first season subsequent to the Mount Snow and Attitash acquisitions) to the 2013/2014 ski season increased at a compounded annual growth rate of 3.9% compared to an increase of 2.6% for the U.S. ski industry for the same period.

•The ski industry possesses high barriers to entry.  A limited number of ski resorts have been developed in the past 30 years. Skiable land is scarce and demanding to develop due to the difficulty in aggregating suitable terrain, obtaining government permitting, resolving accessibility issues and addressing heightened environmental concerns. Operating a ski resort requires a high level of expertise and strict regulatory and environmental compliance. Additionally, many resorts have built significant customer loyalty and brand awareness over multiple generations, which can be difficult for a new entrant to overcome. These factors have contributed to the number of ski resorts decreasing 36%, from 735 in 1984 to 470 in 2015 as smaller, poorly capitalized resorts have been unable to compete effectively. With our large existing portfolio, proven capital investment strategy and strong customer loyalty, we believe our Company is competitively well-positioned.

•Our ski resort portfolio is diverse.  Our portfolio of 13 ski resorts consists of five overnight drive ski resorts and eight day ski resorts located across six states ranging from Missouri to New Hampshire. We believe that our portfolio mix enables us to reach a large customer base seeking high-quality ski resorts within driving distance of major metropolitan areas. Each of our ski resorts is located within reasonable drive times from major metropolitan areas such as New York City, Boston, Philadelphia, Cleveland and St. Louis, which we believe provides us with a consistent repeat customer base and increases our new customer outreach potential. We believe that the size and geographic diversity of our portfolio helps insulate the Company's financial performance against adverse economic and weather conditions.

•We are a proven operator of ski resorts.  We have operated numerous ski resorts since our incorporation in 1997. Due to our extensive operating expertise, we believe we have a profitable and efficient platform that positions us to take advantage of growth initiatives and cost controls.

•Alignment of interests between management and new stockholders.  Our management team owns approximately 16.1% of our outstanding shares. We believe that this substantial ownership position aligns the interest of our operating team with that of our new stockholders.

Intellectual Property

        We understand the importance to the sales and marketing of our resorts that a strong brand can maintain. Wildcat Mountain Ski AreaSM,  Mount Snow®, Boston Mills Ski ResortSM,  Hidden ValleySM,  Crotched Mountain Ski AreaSM and Alpine Valley are trademarks, service marks and trade names owned by certain subsidiaries of Peak Resorts, Inc.

Regulation and Legislation

       The 1986 Ski Area Permit Act and Master Development Plans

        The 1986 Ski Area Permit Act (the "1986 Act") allows the Forest Service to grant Term Special Use Permits for the operation of ski resorts and construction of related facilities on National Forest lands. In addition, the permits granted to our ski resorts under the 1986 Act require a Master Development Plan for each ski resort that is granted a Special Use Permit. Of our 13 resorts, only portions of Attitash and Mount Snow and all of Wildcat Mountain operate under Special Use Permits. The ski-able terrain at our other resorts is located on land that we own or lease from non-government third parties.

        Each area of National Forest land is required by the National Forest Management Plan to develop and maintain a Land and Resource Management Plan, which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions. Under the 1986 Act, the Forest Service has the right to review and approve the locations, design and construction of improvements in the permit area and many operational matters.

        The Special Use Permits expire as follows: Attitash ski resort—April 4, 2047; Mount Snow ski resort—April 4, 2047; and Wildcat Mountain ski resort—November 18, 2050. We intend to request a new Special Use Permit for each resort as provided by the Forest Service regulations and terms of each existing Special Use Permit. To our knowledge, the Forest Service has never refused to issue a new Special Use Permit to replace an existing Special Use Permit for a ski resort in operation at the time of expiration.

        Each Special Use Permit contains requirements and obligations on our part, including that we indemnify the Forest Service from third-party claims arising out of our operation under the Special Use Permit and that we comply with all applicable laws. We pay a fee to the Forest Service for the Special Use Permit which, pursuant to the terms of each Special Use Permit, could range from 1.5% to 4.0% of sales for services on Forest Service land. Historically we have paid fees ranging from 1.5% to 2.5% of sales for services on Forest Service land and do not expect that this will change in the near future. Included in the calculation are sales from lift tickets, season passes, ski instructions, food and beverages, equipment rental, merchandise, and other ancillary services.

        The Special Use Permits may be amended by mutual agreement between us and the Forest Service to change the applicable ski resort or permitted uses. The Forest Service may also modify the Special Use Permit to accommodate changes in plans or operations. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act ("NEPA").

        The Forest Service may also terminate a Special Use Permit if it determines that termination is required for specific compelling reasons. However, to our knowledge, no Special Use Permit has ever been terminated by the Forest Service without the consent of the operator.

        We must propose a Master Development Plan for all improvements that we intend to make on National Forest lands and submit such plans to the Forest Service for review and acceptance. Once the Forest Service accepts a Master Development Plan, individual projects contemplated by the Master Development Plan will only be approved by the Forest Service upon separate applications that meet the requirements set forth by the Forest Service, including the requirements contained in the Special Use Permit.

       National Environmental Policy Act

        Under NEPA, our major proposed actions on all National Forest land, such as the expansion of a ski resort or installation of new snowmaking equipment, must be assessed to determine the environmental impacts of such actions. Upon our application to the Forest Service to undertake major projects, the Forest Service must conduct an environmental study, which can impact the time it takes to complete a project. During these studies, the Forest Service is required to consider alternatives to proposed actions and the impacts that may be unavoidable. We may not get the Forest Service's approval to undertake a project or may be required to take alternative action, depending on the results of the environmental studies.

       Underground Storage Tank Regulations

        We have underground storage tanks ("USTs") on our ski resort properties in Ohio, New Hampshire, Pennsylvania and Vermont for the purpose of storing gasoline, fuel oil and propane that we use in the operation of our resorts, lodges and skier service buildings. The federal Solid Waste Disposal Act gives the Environmental Protection Agency ("EPA") the authority to regulate USTs. State UST programs that are at least as strict as the federal regulations and that have been approved by the EPA govern the USTs in lieu of the federal regulations. The objectives of the state UST programs are to ensure that:

•USTs are properly constructed and designed in accordance with recognized industry standards;

•installations, repairs and removals are conducted and inspected by qualified and trained individuals;

•active USTs are properly operated and monitored for the release of substances; and

•upon closure, USTs are properly decommissioned and sites are assessed for contamination.

        We believe that the USTs at our facilities meet all state and federal construction and operation standards. Compliance with these UST regulations has not had a material impact on our capital expenditures, earnings or competitive position, and we do not expect it to have a material impact in the future.

Employees

        We, together with our operating subsidiaries, currently employ approximately 450 year-round employees. During the height of our ski season, we employ approximately 7,200 seasonal employees.

Availability of Information

Our principal executive offices are located at 17409 Hidden Valley Drive, Wildwood, Missouri 63025, telephone (636) 938-7474. We maintain a website at www.peakresorts.com. We make available on our website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we file these reports with the SEC. Reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Item 1A. RISK FACTORS.

You should carefully read and consider the risks described below, together with all of the other information set forth in this annual report on Form 10-K. Our business, results of operations, financial condition, cash flows and the trading price of our common stock could be materially and adversely harmed by any of the following risks. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

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

        Our resort operations are highly seasonal. Although the air temperatures and timing and amount of snowfall can influence the number and type of skier visits, the majority of the skier visits are from mid-December to early April. Accordingly, during the past two fiscal years, we generated, on average, 89.0% of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2014/2015  ski season, we generated 37.6% of our revenues on weekends and 18.4% of our revenues during these three major holiday periods. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business. Operating results for any three-month period are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year.

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

        In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an "ownership change" to utilize its net operating losses and certain other tax attributes existing as of the date of such ownership change. Under these rules, such an ownership change is generally an increase in ownership by one or more "five percent shareholders," within the meaning of Section 382 of the Code, of more than 50% of a company's stock, directly or indirectly, within a rolling three-year period. In connection with our initial public offering in November 2014, a change of ownership in the Company occurred pursuant to the provisions of the Tax Reform Act of 1986. As a result, usage of our net operating loss carryforwards will be limited each year; however, we believe the full benefit of those carryforwards will be realized prior to their respective expiration dates.

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

        We collect personally identifiable information relating to our guests for various business purposes, including marketing and promotional purposes. The integrity and privacy of our guests’ information is important to us, and our guests have a high expectation that we will adequately protect their personal information. The regulatory environment governing privacy laws is increasingly demanding, and privacy laws continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. Furthermore, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us), a breach of security on systems storing our guest data, a loss of guest data or fraudulent use of guest data could adversely impact our reputation or result in fines or other damages and litigation.

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

        Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources (either directly or through third parties), which requires significant capital expenditures. Capital expenditures for fiscal 2015 were approximately $14.1 million. To the extent that we are unable to obtain the funds necessary to maintain and grow our business with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

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

        Revenue generated from Mount Snow in fiscal 2015 represented approximately 42.5% of our total fiscal 2015 revenues. Mount Snow, like our other resorts, is subject to various risks such as those described in this “Risk Factors” section, including natural disasters, changes in consumer leisure tastes, competition from other area ski resorts, decreased water supply and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow would have a material adverse effect on our financial condition and results of operations.

         Cancellation of the Immigrant Investor Program or our failure to successfully raise capital under the program's guidelines could adversely affect our ability to execute our growth strategy and improve our resorts.

        Developing our resort at Mount Snow and continuing to improve our resorts overall are significant elements of our growth strategy. In addition, we have been advised by the State of Vermont that we must relocate our water reservoir to help sustain the natural habitat of certain species of fish. We intend to finance these developments—the Carinthia Ski Lodge Project and the West Lake Project—with funds raised under the U.S. government's Immigrant Investor Program, commonly known as the "EB-5 program." The EB-5 program was first enacted in 1990 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. Under the EB-5 program, a limited number of visas are reserved for such foreign investors each year.

        The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, and the West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons. We are currently conducting an offering to raise $52.0 million to fund the Carinthia Ski Lodge Project and the West Lake Project, $36.5 million of which has been committed as of June 30, 2015. To the extent that the offering is not fully-subscribed and less than the $52.0 million is raised, we will allocate up to the first $30.0 million to the development of the West Lake Project.

        The current EB-5 program as it relates to the Regional Center Pilot Program term expires on September 30, 2015. Though the program has been regularly reinstated since its inception in 1990, there is no guarantee that it will be reauthorized upon the expiration in 2015. Furthermore, we cannot guarantee that we will successfully raise sufficient funds under the EB-5 program in order to complete the Carinthia Ski Lodge Project or West Lake Project, or implement future plans to improve our resorts. In either of those cases, conventional financing options, such as loans, may prove too costly or may not be available, which could result in cancellation of our development and improvement plans and have a material adverse effect on our business. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash" for further details about the EB-5 program and Mount Snow development projects.

         We lease all or some of the land underlying certain of our resorts from third parties.

        We lease some or all of our property at Paoli Peaks and Mad River from third parties. Our lease at Paoli Peaks terminates in 2078 and our lease at Mad River terminates in 2034. Combined, these resorts contributed 9.3% of our total revenues for the year ended April 30, 2015. A termination of any of these leases could negatively impact our results of operations.

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

Over the years, we have depreciated the value of these properties pursuant to applicable accounting rules, and as such, we have a low adjusted tax basis in the properties. As a result, we will realize significant taxable gains on the sale of the properties to EPT Ski Properties, Inc. if the option is exercised. We may be required to pay income taxes on the taxable gains from such sale, which we expect to be a substantial cost.

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

         We will not be required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls until the year following our first annual report, which will be fiscal 2016, and our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls while we qualify as an "emerging growth company." If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

        We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Though we will be required to disclose changes made in our internal control and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, which will be fiscal 2016. Additionally, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further, we may take advantage of other accounting and disclosure related exemptions afforded to "emerging growth companies" from time to time. If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

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

Prior to our initial public offering, there had been no public market for shares of our common stock. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual  report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

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

        As a public company, we are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC, which will be fiscal 2016. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company.

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

        Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch, our three named executive officers, own approximately 16.1% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. All of the shares of our common stock sold in our initial public offering are freely tradable in the public market, except for any shares held by our affiliates as defined in Rule 144 of the Securities Act.

        We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public market upon issuance, subject to vesting conditions.

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

Item 1B. Unresolved Staff Comments.

              None

Item 2. Properties.

The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year end:

Ski Resort/Location	Ownership	Usage
Hidden Valley (250 total acres; 60 skiable acres) Wildwood, MO	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities; headquarters offices
Snow Creek (460 total acres; 40 skiable acres) Weston, MO	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Paoli Peaks (65 total and skiable acres) Paoli, IN	Partially leased/partially owned (1)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Mad River (324 total acres; 60 skiable acres) Zanesfield, OH	Leased (2)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Boston Mills (100 total acres; 40 skiable acres) Sagamore Hills, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Brandywine (102 total acres; 48 skiable acres) Sagamore Hills, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Crotched Mountain (251 total acres; 105 skiable acres) Bennington, NH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Jack Frost (201 total acres; 80 skiable acres) Blakeslee, PA	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Big Boulder (107 total acres; 65 skiable acres) Blakeslee, PA	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Attitash (1,134 total acres; 307 skiable acres) Bartlett, NH	Partially owned/partially used per terms of a Special Use Permit (3)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities and conference/meeting rooms
Mount Snow (588 total acres; 490 skiable acres) West Dover, VT	Partially owned/partially used per terms of a Special Use Permit (3)

Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities, conference/meeting rooms and developable land

Wildcat Mountain (225 total and skiable acres) Jackson, NH	Used per terms of a Special Use Permit(4)	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Alpine Valley (135 total acres; 54 skiable acres) Chesterland, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities

(1) The Paoli Peaks lease terminates in 2078.

(2) The Mad River lease terminates in 2034. The Company has the right of first refusal should the Mad River lessor put the property up for sale. In addition, the Company has the right to acquire the Mad River property at specified prices in December 2019 and December 2026.

(3)  A substantial portion of the skiable terrain at Attitash and Mount Snow is federal land that we use pursuant to the terms of renewable permits with the U.S. Forest Service. The Attitash and Mount Snow Special Use Permits expire on April 4, 2047.

(4) All of the land underlying Wildcat Mountain is federal land that we use pursuant to the terms of a renewable permit with the U.S. Forest Service. The Wildcat Mountain Special Use Permit expires on November 18, 2050.

Item 3. Legal Proceedings

On March 14, 2014, current Company stockholders and former employees Robin and Kent Graham, the sister and brother-in-law of Mr. Boyd, instituted litigation against the Company in the Circuit Court of the County of St. Louis, alleging breach of an oral contract relating to certain severance benefits, breach of the covenant of good faith and fair dealing relating to the Company's offer to purchase shares of common stock owned or controlled by the plaintiffs, and requesting access to certain corporate records in order to determine the fair value of such shares of common stock. We do not believe that these claims have merit and have responded accordingly. The amount of severance benefits at issue is less than $200,000 and no claim has been made by the plaintiffs that the Company has an obligation to purchase the common stock owned by the plaintiffs. After consultation with legal counsel, we do not anticipate that liabilities arising out of these claims would, if plaintiffs are successful, have a material adverse effect on our business, operating results or financial condition.

       We are not aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our business, operating results or financial conditions. The ski industry is characterized by periodic litigation and as a result, we may be involved in various additional legal proceedings from time to time.

Item 4. Mine Safety Disclosures

       None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “SKIS” since November 21, 2014 following the completion of our initial public offering. Prior to that time, there was no public market for our common stock. As of June 30, 2015, 13,982,400 shares of our common stock were outstanding, held by approximately 18 holders of record.

The following table sets forth information on the high and low sales prices of our common stock on the NASDAQ Global Market and the quarterly cash dividends declared per share of common stock for each quarterly period since our initial public offering:

	Market price per share
Quarter ended	High	Low	Cash dividends declared per share
April 30, 2015	$7.82	$5.76		$0.1375
January 31,2015	$9.19	$6.89		$0.1091	*

*The first cash dividend declared was pro rated for a 73-day period from the effective date of the Company’s       initial public offering through the end of the Company’s third fiscal quarter.

In fiscal 2015, the Company’s board of directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.55 per share, subject to quarterly declarations.  This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our board of directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future.

We cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations. For example, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (i) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement.  For a more complete description of the Master Credit Agreement and applicable restrictions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” and Note 4, “Long-term Debt” to our consolidated financial statements.

Use of Proceeds

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

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 200 Index and the S&P Small Cap 600 Consumer Discretionary Index from November 21, 2014, the first day of trading following the commencement of our initial public offering, through April 30, 2015, our fiscal year end.  The following is based on an investment of $100 in our common stock, the Russell 2000 Index and the S&P Small Cap 600 Consumer Discretionary Index, with dividends reinvested where applicable.

Total Return Performance
120
110
100
90
80
70
60
Peak Resorts
Russell 2000 Index
S&P Small Cap 600 Consumer Discretionary Index
11/21/2014
4/30/2015

Source: Bloomberg

Period Ending
Index	11/21/2014	4/30/2015
Peak Resorts	$ 100.00	$ 77.00
Russell 2000 Index	$ 100.00	$ 104.66
S&P Small Cap 600 Consumer Discretionary Index	$ 100.00	$ 106.45

Item 6. Selected Financial Data.

The table below summarizes our selected consolidated financial information as of and for the periods indicated. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes filed as part of this annual report.  Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data presented in the table and footnotes below are in thousands, except for diluted net income (loss) per share attributed to Peak Resorts, Inc. and the revenue per skier visit amounts.

	Year ended April 30,
	2015	2014	2013	2012	2011

Income Statement Information
Revenues	$104,858	$105,205	$99,688	$82,044	$97,586
Operating expense (1)	78,586	78,833	72,437	67,285	70,815
Depreciation and Amortization	9,450	9,155	8,850	9,510	8,003
Land and building rent	1,440	1,464	1,428	1,679	1,948
Settlement of lawsuits	(2,100)	700	-	-	-
Interest expense, net	15,458	17,359	12,785	11,516	11,389
Defeasance fee paid with debt restructure	5,000	-	-	-	-
Gain on sale/leaseback	333	333	333	333	333
Gain on acquisition	-	-	-	-	400
Write off of incremental stock issuance cost	-	-	-	1,168	-
Investment income	11	11	9	23	241
Income (loss) before income tax (2)	(2,632)	(1,962)	4,530	(8,757)	6,404
Net income (loss)	$(1,854)	$(1,501)	$2,707	$(5,295)	$(4,006)
Basic and diluted earnings (loss) per share	$(0.22)	$(0.38)	$0.68	$(1.33)	$(1.02)
Pro Forma Tax Adjustment (2)
Net income	$-	$-	$-	$-	$3,858
Basic and diluted earnings per share	$-	$-	$-	$-	$0.97
Other Financial Information (unaudited)
Reported EBITDA (3)	$25,400	$25,365	$25,939	$13,031	$24,822
Capital expenditures	$14,144	$10,028	$14,900	$21,817	$19,116
Other Data (unaudited)
Operations:
Skier visits (4)	1,554	1,570	1,520	1,221	1,572
Revenue per skier visit (5)	$67.45	$67.02	$65.53	$67.22	$62.06
Revenue per visit (6)	$61.34	$60.06	$59.14	$60.94	$55.69
Tube visits	155	182	166	125	180
Total visits	1,709	1,752	1,686	1,346	1,752
Other Balance Sheet Data
Cash and cash equivalents	$16,849	$13,186	$11,971	$6,179	$16,463
Restricted cash (7)	$37,519	$13,063	$12,141	$11,036	$11,271
Total assets	$241,540	$206,537	$201,749	$185,043	$179,701
Long-term debt and capitalized lease obligations (including current portions) (8)	$100,062	$175,148	$171,525	$160,729	$143,238
Net debt (9)	$83,213	$161,962	$159,554	$154,550	$126,775
Dividends declared	$3,449	$-	$-	$-	$-
Total stockholders' equity	$80,438	$3,488	$4,990	$2,282	$7,578

________________________

(1)	Operating expenses before depreciation and amortization and land and building rent.

(2)

The Company was an S-corporation for federal and state income tax purposes until April 30, 2011 when it terminated its S-corporation election. As a result, we did not have a provision for income taxes for fiscal 2011. The Company revoked its S-corporation election effective April 30, 2011. In connection with the revocation, deferred income taxes were reinstated for the tax effect of temporary differences.  Net income and basic and diluted earnings per share assuming a pro forma tax adjustment for the year ended April 30, 2011 were $3.9 million and $0.97, respectively, after giving effect to the 100 for 1 common stock split.

(3)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Reported EBITDA and reconciliation to net income (loss).

(4)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day and includes both paid and complimentary access and excludes tube visits.
(5)	Revenue per skier visit is calculated by dividing total revenue by total skier visits during the respective periods.
(6)	Revenue per visit is calculated by dividing total revenue by total visits (ski and tube) during the respective periods.
(7)

As of April 30 of each year, the end of our fiscal year, we are required to include in restricted cash interest due on our outstanding debt with EPR, our primary lender, and rent under the lease for the Mad River resort for the 10 months following April 30.    In addition, the Company is holding funds in escrow in connection with its efforts to raise funds under the EB-5 investor program for the development of Mount Snow. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash” for a discussion of the EB-5 program.

(8)

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and no longer permits recording these costs as assets. The new guidance is effective for annual periods beginning after December 15, 2015. As early adoption is permitted, we have elected to incorporate the early adoption of this guidance into our financial statement presented herein, including applying the guidance retrospectively to all prior periods presented.

(9)	Net debt is defined as long-term debt and capital lease obligations plus long-term debt and capital lease obligations due within one year, less cash and cash equivalents.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.  In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this annual report on Form 10-K.

Overview

We own or lease and operate 13 ski resorts throughout the Midwestern, Northeastern and Southeastern U.S. Our ski resorts, which include both day ski resorts and overnight drive ski resorts, offer snow skiing, snowboarding and other snow sports. During the last two ski seasons, we had an average of 1.6 million skier visits each year.

We and our subsidiaries operate in a single business segment—resort operations. The consolidated financial data for our fiscal years ended April 30, 2015, 2014 and 2013 presented in this annual report is comprised of the data of our 13 ski resorts. Also included in the financial information presented are ancillary services, primarily consisting of food and beverage services, equipment rental, ski instruction, hotel/lodging and retail.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April. See Item 1, “Business—Seasonality” for an illustration of the opening and closing dates for the 2010/2011 through 2014/2015 ski seasons for our 13 ski resorts.

We, like other day ski resort and overnight drive ski resort operators, earn our revenues in six principal categories. In order of their contribution, they are: lift tickets, food and beverage sales, equipment rentals, ski instruction, hotel/lodging, and retail. For more detailed information about each revenue category, see "Business—Revenue Components."

Our single largest source of revenue is the sale of lift tickets (including season passes) which represented approximately 48.5%, 49.1% and 50.2% of net revenue for fiscal 2015, 2014 and 2013, respectively. Lift ticket revenue is driven by the volume of lift tickets and season passes sold and the pricing of these items. Most of our season pass products are sold before the start of the ski season. Season pass revenue, although collected prior to the ski season, is recognized in the consolidated statement of earnings (loss) over the ski season based upon the estimated length of the season. For the 2014/2015, 2013/2014 and 2012/2013 ski seasons, approximately 29.9%, 28.2% and 26.4%, respectively, of total lift revenue recognized was comprised of season pass revenue. There can be no assurance that future season pass sales will be similar to historical trends.

The cost structure of our operations has a significant fixed component with variable expenses including, but not limited to, retail and food and beverage cost of sales, labor, power and utilities. As such, profit margins can fluctuate based on the level of revenues.

Seasonality and Quarterly Results

Our resort operations are seasonal in nature. In particular, revenue and profits for our operations are substantially lower and historically result in losses from late spring to late fall, which occur during our first and second fiscal quarters. Revenue and profits generated by our summer operations are not sufficient to fully offset our off-season expenses from our operations. During each of fiscal 2015 and 2014, approximately 89.0% of resort revenues were recognized in the third and fourth fiscal quarters. Therefore, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

Recent Trends

The timing and duration of favorable weather conditions impact our revenues in regard to the timing and number of skier visits. Though the amount of snowfall early in the ski season does encourage skier visits, all of our ski resorts have snowmaking capabilities in the event that the natural snowfall is insufficient. Cold weather, however, is essential to a successful ski season. There is no way to predict favorable weather conditions in the future. We sell season passes prior to the start of the ski season to help mitigate any negative effects that unfavorable weather may have on our revenues.

In contrast to the 2013/2014 ski season, we faced weather challenges during the 2014/2015 ski season due to unseasonably warm weather in the Midwest early season, including during the Christmas holidays, and extremely cold weather during Presidents Day weekend at all of our resorts. We typically generate a significant amount of revenue during these holiday periods.  Despite the adverse weather, fiscal 2015 Reported EBITDA was $25.4 million, level with the prior year, and revenue for fiscal 2015 was down just 0.3 percent below the record level achieved in fiscal 2014. These results were driven by relatively stable skier visits and lift ticket increases implemented during fiscal 2015. Though we have increased the prices of most of our lift tickets, passes and other products and services in each of the last two ski seasons, there can be no assurance that we will be able to increase prices in the future or predict the impact that pricing increases may have on visitation or revenue.

Our skier visits of 1.6 million in fiscal 2015 were down just 1.0 percent from fiscal 2014, which was a record-breaking year. This compares to a 5.0% decrease in total U.S. skier visits reported by the NSAA’s Kottke National End Season Survey 2014/2015 Preliminary Report. Our total resort visits, which include tube visits, were down 2.5% from fiscal 2014. Total visits to our Northeast resorts, however, were up from 1.04 million in fiscal 2014 to 1.07 million in fiscal 2015. Total visits to our Midwest resorts decreased from 0.72 million in fiscal 2014 to 0.64 million in fiscal 2015 primarily because our Midwest resorts were closed during most of the Christmas holidays as a result of the warm weather leading into the holidays. Total visits during the holiday period were down from 1.14 million in fiscal 2014 to 1.01 million in fiscal 2015, due to the adverse weather impacting the Christmas holiday period at our Midwest resorts and Presidents Day weekend experienced at all of our resorts. Total visits other than during the holiday were up from 0.62 million in fiscal 2014 to 0.70 million in fiscal 2015.  In addition, season pass holder visits increased from 0.59 million in fiscal 2014 to 0.60 in fiscal 2015, while pay-per-visit total visits decreased from 0.98 million in 2014 to 0.95 million in fiscal 2015.  Early season visits (before Christmas) were up 19.6% at our Northeast resorts because of good snow conditions. Late season (after Presidents Day weekend) were up at our Northeast resorts because of good snow conditions that allowed us to extend the ski season. In fiscal 2015, higher sales of food, beverages and retail products helped drive the growth in revenue per skier visit, which in turn helped offset the slight decline in the number of skier visits.

Recent Events

During fiscal 2015, we completed the initial public offering of our common stock, selling 10,000,000 shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million.  With the proceeds from the offering, we (i) repaid approximately $75.8 million of our outstanding debt; (ii) paid approximately $0.4 million to acquire the portion of the land underlying Crotched Mountain that we previously leased; and (iii) paid a defeasance fee to our lender of $5.0 million in connection with the prepayment of a portion of our debt. We intend to use the remaining proceeds for working capital and general corporate purposes, including future acquisitions.

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement EPR, our primary lender, providing for the Debt Restructure as follows: (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts with proceeds from our in initial public offering; and (ii) retirement of one of the notes associated with the future development of Mount Snow. On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure.  See “—Liquidity and Capital Resources—Significant Sources of Cash” for a more detailed description of the Debt Restructure and related documents.

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

We had one major capital project in fiscal 2014. At Alpine Valley in Ohio, we replaced the pump house and maintenance buildings, significantly improved our snowmaking capacity and improved our uphill capacity with the addition of two ski lifts.

We had three major capital projects in fiscal 2013. At Crotched Mountain in New Hampshire, we replaced a fixed grip quad with a high speed detachable lift. In conjunction with the new lift, we added 25% more skiable terrain. At Brandywine in Ohio, we replaced the three-skier services buildings with a new 48,000 square foot lodge. At Hidden Valley in Missouri, we opened approximately 40% more skiable terrain, added a fixed grip quad chair lift and remodeled the interior of the main ski lodge.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Year ended April 30,			Percent increase (decrease)	Percent increase (decrease)
	2015	2014	2013	2015/2014	2014/2013

Revenues
Lift and tubing tickets	$50,821	$51,672	$50,085	-1.6%	3.2%
Food and beverage	18,927	18,638	17,339	1.6%	7.5%
Equipment rental	8,017	8,584	7,601	-6.6%	12.9%
Ski instruction	7,242	7,130	6,775	1.6%	5.2%
Hotel/lodging	7,623	7,479	7,156	1.9%	4.5%
Retail	5,261	4,811	4,536	9.4%	6.1%
Other	6,967	6,891	6,196	1.1%	11.2%
	104,858	105,205	99,688	-0.3%	5.5%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	38,744	38,950	36,029	-0.5%	8.1%
Retail and food and beverage cost of sales	9,571	9,122	8,638	4.9%	5.6%
Power and utilities	6,950	8,500	7,593	-18.2%	11.9%
Other	17,405	17,370	15,831	0.2%	9.7%
	72,670	73,942	68,091	-1.7%	8.6%
Depreciation and amortization	9,450	9,155	8,850	3.2%	3.4%
General and administrative expenses	4,088	3,240	2,529	26.2%	28.1%
Land and building rent	1,440	1,464	1,428	-1.6%	2.5%
Real estate and other taxes	1,828	1,651	1,817	10.7%	-9.1%
Settlement of lawsuit	-	700	-	-100.0%	100.0%
	89,476	90,152	82,715	-0.7%	9.0%
Other operating income-gain on settlement of lawsuit	2,100	-	-	100.0%	0.0%
Income from Operations	17,482	15,053	16,973	16.1%	-11.3%

Other Income (expense)
Interest, net of interest capitalized of $488 and $344 in 2015 and 2014, respectively	(15,458)	(17,359)	(12,785)	-11.0%	35.8%
Defeasance fee paid with debt restructure	(5,000)	-	-	100.0%	0.0%
Gain on sale/leaseback	333	333	333	0.0%	0.0%
Investment income	11	11	9	0.0%	22.2%
	(20,114)	(17,015)	(12,443)	18.2%	36.7%

Loss before income tax benefit	(2,632)	(1,962)	4,530	34.1%	-143.3%
Income tax benefit	(778)	(461)	1,823	68.8%	-125.3%
Net Loss	$(1,854)	$(1,501)	$2,707	23.5%	-155.4%
Total reported EBITDA	$25,400	$25,365	$25,939	0.1%	-2.2%

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. GAAP.  The following table includes a reconciliation of Reported EBITDA to net income (loss) (in thousands):

	Year ended April 30
	2015	2014	2013

Net income (loss)	$(1,854)	$(1,501)	$2,707
Income tax benefit	(778)	(461)	1,823
Interest expense, net	15,458	17,359	12,733
Defeasance fee paid with debt restructure	5,000	-	-
Depreciation and amortization	9,450	9,155	8,902
Investment income	(11)	(11)	(10)
Gain on sale/leaseback	(333)	(333)	(333)
Non-routine legal and settlement of lawsuit, net	(1,532)	1,157	117
	$25,400	$25,365	$25,939

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

Comparison of Operating Results for the Years ended April 30, 2015 and 2014

Lift and tubing revenue decreased $0.9 million, or 1.6%, for fiscal 2015 compared to fiscal 2014.  Season pass sales and seasonal program sales increased $0.8 million, or 4.5%, from fiscal 2014 to fiscal 2015. The increase in revenue from season pass and seasonal program sales was offset by a decrease of $0.2 million in yield per skier visit and decreased revenue because of reduced visits of $1.5 million. Yield is determined by dividing lift revenue by skier visits.

Food and beverage revenue increased $0.3 million, or 1.6%, for fiscal 2015 compared to fiscal 2014, which is attributable to an increase in yield per skier visit of $0.5 million, offset by decreased skier visits of $0.1 million.

Rental revenue decreased $0.6 million, or 6.6%, for fiscal 2015 compared to fiscal 2014, which is attributable to the decrease in Midwest resort skier visits versus the increase in visits to our Northeast resorts. A higher percent of visitors to our Midwest resorts rent ski equipment compared to guests at our Northeast resorts.

Ski instruction revenue increased $0.1 million, or 1.6%, for fiscal 2015 compared to fiscal 2014, which is attributable to an increase in yield per skier visit of $0.2 million.

Hotel and lodging revenue increased $0.1 million, or 1.9%, for fiscal 2015 compared to fiscal 2014, which is attributable to increased skier visits in the Northeast resorts and increased summer occupancy.

Retail revenue increased $0.5 million, or 9.4%, for fiscal 2015 compared to fiscal 2014, which is attributable to an increase in yield per skier visit of $0.5 million.

Labor and labor related expenses decreased $0.2 million, or 0.5%, for fiscal 2015 versus fiscal 2014. Labor efficiencies contributed $0.1 million in labor and labor related expense savings. Benefits and taxes contributed another $0.4 million in savings offset by $0.3 million in workman’s compensation expense as a result of increased rates.

Retail and food and beverage cost of sales increased $0.4 million, or 4.9%, for fiscal 2015 versus fiscal 2014 as a result of increased retail and food and beverage revenue.

Power and utility expense decreased $1.6 million, or 18.2%, for fiscal 2015 versus fiscal 2014 primarily as a result of a reduction in kilowatt hours used at our Attitash, Wildcat and Mount Snow resorts. This reduction in kilowatt hour usage is a result of the installation of energy saving snow gun technology in the current fiscal year. In addition, we were able to control peak energy usage resulting in lower per kilowatt hour rates.

Depreciation and amortization increased $0.3 million, or 3.2%, for fiscal 2015 versus fiscal 2014 as a result of assets put in service in the current fiscal year.

General and administrative expenses increased $0.8  million, or 26.2%, for fiscal 2015 versus fiscal 2014 primarily due to an increase in professional fees of $0.4 million primarily related to incremental public company expenses, $0.2 million related to an increase in salaries and related benefits and $0.2 million increase in advertising and other corporate expenses.

The Company settled a lawsuit during fiscal 2015 which resulted in $2.1 million of income.

The decrease in interest expense net, of $1.9 million, was a result of reduced interest resulting from the pay down of debt for fiscal 2015 versus fiscal 2014, offset by an increase in interest rates. In addition, the Company paid $0.8 million in disputed interest related to the Attitash/Mount Snow Debt discussed herein.

In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee to EPR in fiscal 2015.

Income tax benefit increased $0.3 million as a result of an increase in the loss before income tax expense of $0.7 million for fiscal 2015 versus fiscal 2014.

Comparison of Operating Results for the Years ended April 30, 2014 and 2013

Lift and tubing revenue increased $1.6 million, or 3.2%, for fiscal 2014 compared to fiscal 2013. Total visits for fiscal 2014 increased 3.9% compared to fiscal 2013, which was primarily due to favorable weather conditions. Season pass sales increased $1.3 million, or 10.1%, from fiscal 2013 to fiscal 2014. The increase in revenue from increased skier visits and the increase in season pass sales was offset by a decrease of $0.6 million in yield per skier visit. Yield is determined by dividing lift revenue by skier visits.

Food and beverage revenue increased $1.3 million, or 7.5%, for fiscal 2014 compared to fiscal 2013, which is attributable to increased skier visits and an increase in yield per skier visit of $0.6 million.

Rental revenue increased $1.0 million, or 12.9%, for fiscal 2014 compared to fiscal 2013, which is attributable to increased skier visits and an increase in yield per skier visit of $0.7 million.

Ski instruction revenue increased $0.4 million, or 5.2%, for fiscal 2014 compared to fiscal 2013, which is attributable to increased skier visits and an increase in yield per skier visit of $0.1 million.

Hotel and lodging revenue increased $0.3 million, or 4.5%, for fiscal 2014 compared to fiscal 2013, which is attributable to increased skier visits and increased summer occupancy.

Retail revenue increased $0.3 million, or 6.1%, for fiscal 2014 compared to fiscal 2013, which is attributable to increased skier visits and by an increase in yield per skier visit of $0.1 million.

Labor and related benefit expense increased by $2.9 million, or 8.1%, for fiscal 2014 compared to fiscal 2013. Fiscal 2014 was a good weather year, and several of our resorts opened earlier than normal. On average, our resorts were open 106.2 days in fiscal 2014 as compared to 98.5 days in fiscal 2013.

Retail and food and beverage cost of sales increased by $0.5 million, or 5.6%, for fiscal 2014 as compared to fiscal 2013, as a result of increased skier visits, which was offset by a decrease in cost of sales as related to related revenues of 0.6%.

Power and utility expense for fiscal 2014 increased by $0.9 million, or 11.9%, as compared to fiscal 2013 due to a longer season at our ski resorts in fiscal 2014 and increased power rates.

Other expense increased by $1.5 million, or 9.7%, for fiscal 2014 compared to fiscal 2013, of which $0.2 million is attributable to an increase in advertising spending, $0.2 million is due to an increase in professional fees, $0.4 million is attributable to an increase in repairs and maintenance, $0.1 million is attributable to an increase in general liability insurance related to the increase in revenue, $0.4 million is attributable to increased spending for supplies and $0.2 million is attributable to an increase in uniform costs.

Depreciation and amortization increased $0.3 million in fiscal 2014 as compared to fiscal 2013, $0.2 million of which was due to an entire year of depreciation of the Alpine Valley resort and $0.1 million of which was due to assets acquired in the other resorts.

General and administrative expense for fiscal 2014 increased by $0.7 million, or 28.1%, as compared to fiscal 2013, primarily because of increased legal and professional fees of $0.5 million.

Real estate and other taxes decreased by $0.2 million, or 9.1%, for fiscal 2014 compared to fiscal 2013. The decrease is due to favorable adjustments.

Interest expense increased by $4.6 million in fiscal 2014 as compared to fiscal 2013, of which $3.3 million is a result of a decrease in capitalized interest, $0.8 million is due to increased borrowings and $0.2 million is due to interest rate increases.

The Income tax provision for fiscal 2014 and 2013 was based on income (loss) before income tax. The change is a result of the change from net income in fiscal 2013 to net loss in fiscal 2014 and the impact of permanent items.

	Year ended April 30
	2015	2014	2013

Net income (loss)	$(1,854)	$(1,501)	$2,707
Income tax benefit	(778)	(461)	1,823
Interest expense, net	15,458	17,359	12,733
Defeasance fee paid with debt restructure	5,000	-	-
Depreciation and amortization	9,450	9,155	8,902
Investment income	(11)	(11)	(10)
Gain on sale/leaseback	(333)	(333)	(333)
Non-routine legal and settlement of lawsuit, net	(1,532)	1,157	117
	$25,400	$25,365	$25,939

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our third and fourth quarters primarily due to the seasonality of our resort business. We had $16.9 million of cash and cash equivalents at April 30, 2015  compared to $13.2 million at April 30, 2014. We generated $6.9 million of cash from operating activities during fiscal 2015 compared to $9.8 million of cash generated in fiscal 2014. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements, as needed.

Long-term debt at April 30, 2015 and April 30, 2014 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “-Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. We have presented in the table below the borrowings at April 30, 2015 and 2014 (dollars in thousands):

	April 30, 2015	April 30, 2014
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at April 30, 2015 and 2014); remaining principal and interest due on December 1, 2034	$51,050	$63,500
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at April 30, 2015 and 9.98% at April 30, 2014); remaining principal and interest due on December 1, 2034	37,562	47,029
Mount Snow Development Debt (interest at 10.00% at April 30, 2014). Paid in full in December 2014.	-	42,907
Crotched Mountain Debt (interest at 10.27% at April 30, 2014). Paid in full December 2014.	-	10,972
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at April 30, 2015 and 10.20% at April 30, 2014); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,790	3,962
Other debt	1,931	2,311

Less unamortized debt issuance costs	(811)	(754)

	98,072	174,477
Less: current maturities	503	504
	$97,569	$173,973

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

In connection with the Debt Restructure, the Company entered into a Master Credit Agreement with EPR governing the restructured debt with EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $51.1 million to the Company and its subsidiary Mount Snow, Ltd., (included in the table above as the “Attitash/Mount Snow Debt”); (ii) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc. (the “Boston Mills/Brandywine Debt”); (iii) a term loan in the amount of approximately $14.3 million to the Company and its subsidiary JFBB Ski Areas, Inc. (the “JFBB Debt” and together with the Boston Mills/Brandywine Debt, included in the table above as the “Credit Facility Debt”); and (iv) a term loan in the amount of approximately $4.6 million to the Company and its subsidiary Sycamore Lake, Inc. (included in the table above as the “Sycamore Lake (Alpine Valley) Debt”).

Interest will be charged at a rate of (i) 10.13% per annum as to each of the Boston Mills/Brandywine Debt and JFBB Debt; (ii) 10.35% per annum as to the Sycamore Lake (Alpine Valley) Debt; and (iii) 10.93% per annum pursuant to the Attitash/Mount Snow Debt.  Each of the notes governing the restructured debt provides that interest will increase each year by the lesser of the following: (x) three times the percentage increase in the Consumer Price Index as defined in the notes (“CPI”) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.5% (the “Capped CPI Index”).  Past due amounts will be charged a higher interest rate and be subject to late charges.

The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the fiscal years ended April 30, 2015 and April 30, 2014.  Management does not expect that any additional interest payments will be triggered for the remainder of the current fiscal year.

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

The Wildcat Mountain Debt due December 22, 2020 represents amounts owed pursuant to a promissory note in the principal amount of $4.5 million made by WC Acquisition Corp. in favor of Wildcat Mountain Ski Area, Inc., Meadow Green-Wildcat Skilift Corp. and Meadow Green-Wildcat Corp. (the “Wildcat Note”). The Wildcat Note, dated November 22, 2010, was made in connection with the acquisition of Wildcat Mountain, which was effective as of October 20, 2010. The interest rate as set forth in the Wildcat Note is fixed at 4.00%.

A substantial portion of the Company’s assets serve as collateral for the Company’s long-term debt.

Fiscal 2015 compared to Fiscal 2014

We generated  $6.9 million of cash in operating activities in fiscal 2015, a decrease of $2.9 million when compared to the $9.8 million generated fiscal 2014. The decrease in operating cash flows was a result of an increase in the loss from operations and an increase in accounts receivable as a result of financing season pass purchases. In addition, unearned revenue increased as a result of increased sales.

Cash used in investing activities was $36.7 million compared to $7.3 million for fiscal 2015 compared to fiscal 2014. The increase of  $29.4 million from fiscal 2015 compared to fiscal 2014 was a result of increased additions to property and equipment and an increase in restricted cash. The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow, offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities increased by $34.7 million in fiscal 2015 compared to fiscal 2014 because of the EB‑5 funds held in escrow and the net proceeds of our initial public offering. This was offset by our debt repayment and initial stockholder dividend.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2015 were approximately $12.2 million. We currently anticipate we will spend approximately $5.0 million to $6.0 million on resort capital expenditures for fiscal 2016.   There are no major capital expenditure projects for fiscal 2016 anticipated. We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

In October 2014, we entered into a capital lease to finance the construction of the Zip Rider at Attitash.  The lease is payable in 60 monthly installments of $37,000, commencing November 2014. The Company has a $1.00 purchase option at the end of the lease term. Messrs. Boyd, Mueller and Deutsch have personally guaranteed the lease.

In addition, in June 2015, the Company entered into capital leases to finance the installation of Low-E snow guns at Mount Snow, Attitash and Wildcat, as well as to fund the purchase of groomers for Mount Snow and Attitash.  The Low-E snow guns lease is payable in 48 monthly payments of $61,770 and the groomers lease is payable in 60 monthly payments of $23,489, both commencing July 2015.  The Company has a $1.00 purchase option at the end of each lease term.  Messrs. Boyd, Mueller and Deutsch have personally guaranteed the leases.  The Company originally funded these purchases during fiscal year 2015 with operating cash.

Although we have no significant third party commitments currently outstanding, we may incur substantial costs for our ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and

Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1990, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program expires in September 2015, but given that it has been regularly reauthorized since its enactment in 1990, we expect the pilot program to continue. We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

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

As of April 30, 2015, we have commitments for $33.5 million in Partnership investments, $29.0 million of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS, which we expect will occur by the end of calendar 2015 in line with the typical approval timeline. As such, we intend to release funds from escrow and commence the Projects in the second half of calendar year 2015. If the Projects commence in the second half of calendar year 2015 and plans occur as scheduled, we estimate that the Projects will be completed by the end of calendar year 2016.

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

We plan to finance any future development activity through operating cash reserves and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales.

On March 6, 2015, the Company’s board of directors declared a cash dividend of $0.1375 per share of common stock payable on May 20, 2015 to shareholders of record on April 7, 2015, and on June 12, 2015, the board declared a cash dividend of $0.1375 cents per share of common stock payable on August 21, 2015 to stockholders of record on July 10, 2015. The current indicated annualized dividend would be 55 cents per share.

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

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with GAAP requires us to select appropriate accounting policies and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the consolidated financial statements.

        We have identified the most critical accounting policies which were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. We have reviewed these critical accounting policies and related disclosures with our board of directors.  Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements.

       As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies.

Income Taxes

Description

        We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

A significant amount of time may pass before a particular matter, for which we may have established a reserve, is audited and fully resolved.

Judgments and Uncertainties

        The estimates of our tax contingencies reserve, if any, contain uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.

Effect if Actual Results Differ From Assumptions

        Although we believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies, actual results could differ, and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.

        An unfavorable tax settlement could require the use of cash and could possibly result in an increased tax expense and effective tax rate in the year of resolution. A favorable tax settlement could possibly result in a reduction in our tax expense, effective tax rate, income taxes payable, other long-term liabilities and/or adjustments to our deferred tax assets, deferred tax liabilities or intangible assets in the year of settlement or in future years.

        Management has made the assumption that the deferred tax assets will generally be recovered through the reversal of the deferred tax liabilities. Changes in the timing of the reversal pattern of these deferred tax liabilities, such as due to changes in asset lives, could necessitate a further evaluation of whether a valuation allowance is required. While management does not expect a need will arise to evaluate the valuation allowance, this would require management to estimate future taxable income, which would be subjective.

Depreciable Lives of Assets

Description

        Mountain and lodging operational assets, furniture and fixtures, computer equipment, software, vehicles and leasehold improvements are primarily depreciated using the straight-line method over the estimated useful life of the asset. Assets may become obsolete or require replacement before the end of their useful life in which case the remaining book value would be written-off or we could incur costs to remove or dispose of such assets no longer in use.

Judgments and Uncertainties

        The estimate of our useful lives of the assets contain uncertainty because management must use judgment to estimate the useful life of the asset.

Effect if Actual Results Differ From Assumptions

        Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated total useful lives of depreciable assets would have increased depreciation expense by approximately $1.0 million for fiscal 2014.

Long-lived Asset Impairment Evaluation

Description

        We evaluate our long-lived assets, including property, equipment and land held for development, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we compare undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying value exceeds the expected undiscounted cash flow, an impairment adjustment would be made to reduce the carrying value of the asset to its fair value. Fair value is determined by application of valuation techniques, including discounted cash flow models, and independent appraisals, if considered necessary.

Judgments and Uncertainties

        The determination of whether the carrying value is recoverable requires management to determine if events have occurred which could indicate such carrying values could be impaired. Any evaluation of impairment would require management to use its judgment regarding the estimated future cash flows generated by such assets.

Effects if Actual Results Differ From Assumptions

        We believe there have been no events warranting evaluation of long-lived assets for impairment. If these assumptions are not correct, this could impact the carrying value of our long-lived assets if the undiscounted cash flows are less than the carrying value. If the undiscounted cash flows are less than the carrying value, an impairment would be recorded to the extent the fair value of such assets is less than their carrying value. The estimate of fair value would be a judgment made by management regarding future cash flows that could differ, possibly materially, from actual results

.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of April 30, 2015, was $93.2 million.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a maximum factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on the variable rate outstanding debt is approximately $0.15 million. If interest rates increased 1%, the additional interest cost to the Company would be approximately $0.9 million for one year. We do not perform any interest rate hedging activities related to this debt.

Item 8. Financial Statement and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peak Resorts, Inc. and Subsidiaries

Wildwood, Missouri

We have audited the accompanying consolidated balance sheets of Peak Resorts, Inc. and Subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak Resorts, Inc. and Subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

St. Louis, Missouri

July 27, 2015

F - 2

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years ended April 30,
	2015	2014	2013

Revenues	$104,858	$105,205	$99,688
Costs and Expenses
Resort operating expenses	72,670	73,942	68,091
Depreciation and amortization	9,450	9,155	8,850
General and administrative expenses	4,088	3,240	2,529
Land and building rent	1,440	1,464	1,428
Real estate and other taxes	1,828	1,651	1,817
Settlement of lawsuit	-	700	-
	89,476	90,152	82,715
Other Operating Income-gain on settlement of lawsuit	2,100	-	-

Income from Operations	17,482	15,053	16,973

Other Income (expense)
Interest, net of interest capitalized of $488, $344 and $3,680 in 2015, 2014 and 2013, respectively	(15,458)	(17,359)	(12,785)
Defeasance fee paid with debt restructure	(5,000)	-	-
Gain on sale/leaseback	333	333	333
Investment income	11	11	9
	(20,114)	(17,015)	(12,443)

Income (Loss) before income tax expense (benefit)	(2,632)	(1,962)	4,530
Income tax expense (benefit)	(778)	(461)	1,823
Net Income (Loss)	$(1,854)	$(1,501)	$2,707

Basic and diluted earnings (loss) per share	$(0.22)	$(0.38)	$0.68

Cash dividends declared per common share	$0.2466	$-	$-

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	April 30,	April 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$16,849	$13,186
Restricted cash balances	37,519	13,063
Accounts receivable	1,639	396
Inventory	1,583	1,541
Deferred income taxes	970	875
Prepaid expenses and deposits	1,930	1,433
	60,490	30,494
Property and equipment-net	143,944	136,696
Land held for development	35,780	36,877
Other assets	1,326	2,470
	$241,540	$206,537
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$8,218	$5,050
Accrued salaries, wages and related taxes and benefits	927	886
Unearned revenue	8,606	7,458
EB-5 investor funds in escrow	30,002	-
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	999	984
	49,085	14,711
Long-term debt	97,569	173,973
Capitalized lease obligation	1,494	191
Deferred gain on sale/leaseback	3,511	3,844
Deferred income taxes	8,831	9,682
Other liabilities	612	648
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 and 3,982,400 shares issued in 2015 and 2014, respectively	140	40
Additional paid-in capital	82,538	385
Retained earnings (deficit)	(2,240)	3,063
	80,438	3,488
	$241,540	$206,537

See Notes to Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended April 30,

	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(1,854)	$(1,501)	$2,707
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred income tax	(946)	(511)	1,743
Depreciation and amortization of property and equipment	9,450	9,155	8,850
Amortization and write-off of deferred financing costs	141	52	52
Amortization of other liabilities	(36)	(36)	(36)
Gain on sale/leaseback	(333)	(333)	(333)
Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(1,243)	(30)	981
Inventory	(42)	(85)	607
Prepaid expenses and deposits	(497)	(550)	(609)
Other assets	(202)	(76)	(285)
Accounts payable and accrued expenses	1,245	1,331	308
Accrued salaries, wages and related taxes and benefits	41	(188)	(33)
Unearned revenue	1,148	2,534	173

Net cash provided by operating activities	6,872	9,762	14,125

Cash Flows from Investing Activities
Additions to property and equipment	(12,116)	(6,281)	(2,154)
Additions to land held for development	(109)	(97)	(3,850)
Change in restricted cash	(24,456)	(923)	(1,105)
Net cash used in by investing activities	(36,681)	(7,301)	(7,109)

Cash Flows from Financing Activities
Payments on long-term debt and capitalized lease obligation	(77,058)	(1,167)	(1,128)
Additions to EB-5 investor funds held in escrow	30,002	-	-
Net proceeds from issuance of common stock	82,253	-	-
Payment of deferred financing costs	(198)	-	-
Distributions to stockholders	(1,527)	(79)	(96)
Net cash provided by (used in) financing activities	33,472	(1,246)	(1,224)

Net Increase in Cash and Cash Equivalents	3,663	1,215	5,792

Cash and Cash Equivalents, beginning of year	13,186	11,971	6,179

Cash and Cash Equivalents, end of year	$16,849	$13,186	$11,971

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $488, $344 and $3,680 capitalized in 2015, 2014 and 2013, respectively	$15,810	$16,952	$12,733

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$2,028	$144	$795
Acquisition of equipment with long-term borrowings	$-	$3,603	$9,402
Land held for development financed with long-term borrowings	$-	$1,000	$-
Acquisition of Sycamore Lake, Inc. (Alpine Valley Ski Area) financed
with long-term borrowings	$-	$-	$2,550

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Dollars	Capital	Earnings (deficit)	Total

Balances, April 30, 2012	3,982,400	$40	$385	$1,857	$2,282

Net income	-	-	-	2,707	2,707

Balances, April 30, 2013	3,982,400	$40	$385	$4,564	$4,989

Net loss	-	-	-	(1,501)	(1,501)

Balances, April 30, 2014	3,982,400	40	385	3,063	3,488

Issuance of common stock, net of issuance cost	10,000,000	100	82,153	-	82,253
Net loss	-	-	-	(1,854)	(1,854)
Dividends declared	-	-	-	(3,449)	(3,449)

Balances, April 30, 2015	13,982,400	$140	$82,538	$(2,240)	$80,438

See Notes to Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended April 30, 2015, 2014 and 2013

(In thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies

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

The Company's revenues are highly seasonal in nature. The vast majority of revenues are generated during the ski season, which occurs during the third and fourth fiscal quarters. Operations occurring outside of the ski season typically result in losses and negative cash flows. Additionally, operations on certain holidays contribute significantly to the Company's revenues, most notably Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day.

The seasonality of the Company's revenues amplifies the effect on the Company's revenues, operating earnings and cash flows of events that are outside the Company's control. While the Company's geographically diverse operating locations help mitigate its effects, adverse weather conditions could limit customer access to the Company's resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, cause increased energy use and other operating costs related to snowmaking efforts and, in general, can result in decreased skier visits regardless of ski conditions.

The Company’s operating segments are aggregated into a single reportable segment. Management has determined a single reportable segment is appropriate based on the uniformity of services and similar operating characteristics.

Principles of consolidation:  The consolidated financial statements include the accounts of Peak Resorts, Inc., the parent company, and all of its wholly owned subsidiaries, hereinafter collectively referred to as the "Company": Boulder View Tavern, Inc., Deltrecs, Inc. (Deltrecs, Inc. has two wholly owned subsidiaries: Boston Mills Ski Resort, Inc. and Brandywine Ski Resort, Inc.), Hidden Valley Golf Course, Inc., JFBB Ski Areas, Inc. (doing business as "Jack Frost" and "Big Boulder"), L.B.O. Holding, Inc. (doing business as "Attitash Mountain"), Mad River Mountain, Inc., Mount Snow Ltd. (and its wholly owned subsidiaries) Carinthia Group I, LP, a limited partnership in which Mount Snow LTD is the sole general partner, Paoli Peaks, Inc., S N H Development, Inc. (doing business as "Crotched Mountain"), Snow Creek, Inc., Sycamore Lake, Inc. (doing business as "Alpine Valley"), and WC Acquisition Corp. (doing business as "Wildcat Mountain Ski Area").  All material intercompany transactions and balances have been eliminated.

Use of estimates:  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Significant items subject to estimates and assumptions include the carrying value of property and equipment, and land held for development. As future events and their effects cannot be determined with certainty, actual results could differ significantly from those estimates.

Statements of cash flows:  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Additionally, all credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The majority of payments due from banks for third-party credit card and debit card transactions process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1,368 and $1,651 at April 30, 2015 and 2014, respectively.

Restricted cash: The provisions of certain of the Company's debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment through December 31 of each fiscal year.  In the absence of an event of default under the Company's promissory notes, the requirement to maintain such a deposit is eliminated when the Mount Snow Development Debt discussed in Note 4 is repaid in full. Restricted cash at April 30, 2015 and 2014 is comprised of the interest related escrow balances and EB-5 investors funds held in escrow.

In addition, the Company has funds it is holding in escrow in connection with its efforts to raise funds under the U.S. government's Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”). The EB-5 Program was first enacted in 1992 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. Under the EB-5 Program, a limited number of visas are reserved for such foreign investors each year.

Reserve for uncollectible accounts receivable:  The Company performs ongoing reviews of the collectability of accounts receivable and, if considered necessary, establishes a reserve for estimated credit losses. In assessing the need for and in determining the amount of any reserve for credit losses, the Company considers the level of historical bad debts, the credit worthiness of significant debtors based on periodic credit evaluations and significant economic developments that could adversely impact upon a customer's ability to pay amounts owed the Company.

Inventory:  Inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of retail goods, food and beverage products.

Property and equipment:  Property and equipment is carried at cost net of accumulated depreciation, amortization and impairment charges, if any. Costs to construct significant assets include capitalized interest during the construction and development period. Expenditures for replacements and major betterments or improvements are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation and amortization are determined using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 25 years for land improvements, 5 to 40 years for building and improvements and 3 to 25 years for equipment, furniture and fixtures.

Land held for development:  The land held for development is carried in the accompanying consolidated balance sheets at acquisition cost plus costs attributable to its development, including capitalized interest as part of this ongoing development.

Deferred development costs:  Costs related to major development projects at the Company's ski resorts, including planning, engineering and permitting, are capitalized. When acquiring, developing and constructing real estate assets, the Company capitalizes costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Costs capitalized include permits, licenses, fees, legal costs, interest, development, and construction costs.

Deferred financing costs:  Debt issuance expenses, included in long-term debt in the accompanying consolidated balance sheets, incurred in connection with certain mortgage indebtedness are being amortized under the straight-line basis which approximates the interest method over the term of the related debt.

Long-lived Assets: The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended April 30, 2015,  2014 and 2013.

Business combinations:  Historical acquisitions were accounted for as purchase transactions. Accordingly, the assets and liabilities of acquired entities were recorded at their estimated fair values at the dates of the acquisitions.

Revenue recognition:  Revenues from operations are generated from a wide variety of sources including snow pass sales, snow sports lessons, equipment rentals, retail product sales, food and beverage operations, and golf course operations. Revenues are recognized as services are provided or products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the expected ski season which typically runs from early December to mid-April.

Advertising costs:  Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended April 30, 2015, 2014 and 2013 was $2,155, $2,206 and $2,008, respectively.

Taxes collected from customers:  Taxes collected from customers and remitted to tax authorities are local and state sales taxes on snow pass sales as well as food service and retail transactions at the Company's resorts. Sales taxes collected from customers are recognized as a liability, with such liability being reduced when collected amounts are remitted to the taxing authority.

Income taxes:  Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized and a valuation allowance would be provided if necessary.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, “Income Taxes”, also provides guidance with respect to the accounting for uncertainty in income taxes recognized in a Company’s consolidated financial statements, and it prescribes a recognition threshold and measurement attribute criteria for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not have any material uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.

The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.

Recent accounting pronouncements:  In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013‑11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013‑11, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is permitted to adopt the standard for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2013‑11 on the consolidated financial statements.

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

The FASB issued guidance through ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and no longer recording these costs as assets. ASU 2015-03 is effective for annual periods beginning after December 15, 2015. As early adoption is permitted, the Company has elected to incorporate the early adoption of this guidance into the financial statements filed as part of this annual report on Form 10-K, including applying the guidance retrospectively to all prior periods presented.  The adoption of ASU 2015-03 is a change in accounting principle.  The nature and reason for this change is a direct result of guidance issued by the FASB resulting in a transition and effective date for financial statements issued for fiscal years beginning after December 15, 2015. The Company elected to apply ASU 2015-03 early for comparability of future results, as this is the Company’s first annual report on Form 10-K.The transition method used involved reclassification of the Company’s balance sheet of the unamortized debt issuance costs.  The prior period unamortized debt issuance costs were retrospectively adjusted from an asset to a liability in the financial statements.  The financial statement line item reclassification involved $811 and $754 of unamortized debt issuance costs in 2015 and 2014, respectively.

Note 2. Property and Equipment

Property and equipment consists of the following at April 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Land and improvements	$28,197	$26,330
Buildings and improvements	72,351	71,614
Equipment, furniture and fixtures	126,853	113,078
	227,401	211,022
Less: accumulated depreciation and amortization	83,457	74,326
	$143,944	$136,696

At April 30, 2015 and 2014, equipment with a cost of $2,804 and $4,207, respectively, and accumulated depreciation of $425 and $2,593, respectively, was subject to the capital leases discussed in Note 10.

Depreciation expense for the years ended April 30, 2015 2014 and 2013 totaled $9,450, $9,155 and $8,850, respectively.

Note 3. Other Assets

The components of other assets at April 30, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014

Goodwill	$627	$627
Deferred development costs	364	1,707
Other	335	136
	$1,326	$2,470

Note 4. Long‑term Debt

Long-term debt consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	April 30, 2015	April 30, 2014
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at April 30, 2015 and 2014); remaining principal and interest due on December 1, 2034	$51,050	$63,500
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at April 30, 2015 and 9.98% at April 30, 2014); remaining principal and interest due on December 1, 2034	37,562	47,029
Mount Snow Development Debt (interest at 10.00% at April 30, 2014). Paid in full in December 2014.	-	42,907

Crotched Mountain Debt (interest at 10.27% at April 30, 2014). Paid in full December 2014.	-	10,972
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at April 30, 2015 and 10.20% at April 30, 2014); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,790	3,962
Other debt	1,931	2,311

Less unamortized debt issuance costs	(811)	(754)

	98,072	174,477
Less: current maturities	503	504
	$97,569	$173,973

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

Interest will be charged at a rate of (i) 10.13% per annum as to each of the Boston Mills/Brandywine Debt and JFBB Debt; (ii) 10.40% per annum as to the Sycamore Lake (Alpine Valley) Debt; and (iii) 10.93% per annum pursuant to the Attitash/Mount Snow Debt.  Each of the notes governing the restructured debt provides that interest will increase each year by the lesser of three times the percentage increase in the Consumer Price Index ("CPI") or a factor of 1.015 (the "Capped CPI Index"). Past due amounts will be charged a higher interest rate and be subject to late charges.

The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for  the years ended April 30, 2015 and 2014.

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

	Attitash/Mount Snow Debt	Credit Facility Debt	Sycamore Lake/(Alpine Valley) Debt
2015 (1)	10.93%	10.28%	10.56%
2016	11.09%	10.43%	10.71%
2017	11.26%	10.59%	10.88%
2018	11.43%	10.75%	11.04%
2019	11.60%	10.91%	11.20%

(1)  For 2015, the dates of the rates presented are as follows: (i) April 1, 2015 for the Attitash/Mount Snow Debt; (ii) October 1, 2015 for the Credit Facility Debt; and (iii) December 1, 2015 for the Sycamore Lake (Alpine Valley) Debt.

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

A substantial portion of the Company’s assets serve as collateral for the Company’s long‑term debt.

Future aggregate annual principal payments under all indebtedness are as follows (in thousands):

2016	$503
2017	766
2018	522
2019	702
2020	160
Thereafter	95,419
$98,072

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

Deferred financing costs are net of accumulated amortization of $191 and $371 at April 30, 2015 and 2014, respectively. Amortization of deferred financing costs will be $50 for each year of the five-year period ending April 30, 2020. This amortization is included in interest expense. Amortization for the years ended April 30, 2015, 2014 and 2013 totaled $141, $52 and $52, respectively

Note 5. Income Taxes

The provision for income taxes for the years ended April 30, 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$-	$-	$1,574
State taxes based on income	168	50	226
Benefit of net operating losses	-	-	(1,720)
	168	50	80

Deferred:
Federal	(895)	(635)	1,694
State	(51)	124	49
	(946)	(511)	1,743
	$(778)	$(461)	$1,823

Deferred income taxes consist of the following at April 30, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Deferred gain on sale/leaseback	$1,307	$1,420
Accrued compensation	222	248
Unearned revenue	748	627
Net operating loss carryforwards	7,746	6,884
	10,023	9,179

Deferred tax liabilities:
Property and equipment	(17,884)	(17,986)
	(17,884)	(17,986)
	$(7,861)	$(8,807)

Deferred income taxes are included in the April 30, 2015 and 2014 consolidated balance sheet as follows (in thousands):

	2015	2014
Current assets	970	875
Noncurrent liabilities	(8,831)	(9,682)
	$(7,861)	$(8,807)

Realization of deferred tax assets is dependent upon sufficient future income during the period that the deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Based on management’s projections, the net deferred tax assets will be recovered with projected taxable income from the three years through April 30, 2018. There was no valuation allowance deemed necessary.

Loss carryforwards for tax purposes as of April 30, 2015, have the following expiration dates (in thousands):

Amount
Expiration date
2019	$278
2031	14,872
2033	2,907
2034	2,296
$20,353

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

For fiscal years 2015, 2014 and 2013, the expected income tax rate differs from the statutory rate as follows (in thousands):

	2015	2014	2013
Computed "expected" tax (benefit)	$(895)	$(667)	$1,540
Increase (decrease) in income tax (benefit) resulting from:
Permanent differences	41	46	44
State income tax	60	174	230
Other	16	(14)	9
Income tax (benefit)	$(778)	$(461)	$1,823

In connection with the Company’s initial public offering in November 2014, a change of ownership in the Company occurred pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its net operating loss carryforwards will be limited each year; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates.

The Company accounts for unrecognized tax benefits also in accordance with ASC 740, Income Taxes, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at April 30, 2015 and 2014, and did not recognize interest or penalties in the Statements of Operations during the years ended April 30, 2015, 2014 and 2013.

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States. The tax years after 2009 remain open to examination by federal and state taxing jurisdictions. However, the Company has NOLs beginning in 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Management regularly assesses the likelihood that its net deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a net deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax law, statutory tax rates, and estimates of the Company’s future taxable income levels could result in actual realization of the net deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, the Company would be required to write off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and stockholders’ equity.

The Company does not have any unrecognized tax benefits and has not incurred any interest and penalties for fiscal years 2015, 2014, and 2013.

Note 6.  Acquisition

Effective October, 2012, the Company acquired substantially all of the outstanding common stock of Sycamore Lake, Inc. (doing business as Alpine Valley) in the Cleveland, Ohio metropolitan area for approximately $2.6 million. There were no significant transactions costs incurred. Of the total purchase price, $2.55 million was financed under a 10% promissory note to EPT Ski Properties, Inc., subject to annual increases as described in Note 4. The note requires monthly payments of interest until its maturity in December 2032 when a final principal amount is due. The note was amended in November 2014 as a part of the debt restructuring. The maturity was extended to December 2034. Alpine Valley's results of operations are included in the accompanying 2013 consolidated financial statements since the date of acquisition. The allocation of purchase price is as follows (in thousands):

Buildings and improvements	$1,306
Land	1,180
Equipment	116
Goodwill	627
Total assets acquired	3,229
Deferred tax liability	(627)
Net assets acquired	$2,602

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Sycamore Lake, Inc. was completed on May 1, 2012, the beginning of the Company's 2013 fiscal year. The following pro forma financial information includes adjustments for depreciation and interest for the acquisition note and property and equipment recorded at the date of acquisition. This pro forma financial information is presented for informational purposed only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on May 1, 2010 (in thousands except per share data).

2013
(Unaudited)
Net revenues	$99,750
Net earnings	$2,404
Pro forma basis and diluted earnings per share	$0.60

N

Note 7. Sale/Leaseback

In November 2005, the Company sold Mad River Mountain and simultaneously leased the property back for a period of 21 years. The resultant gain was deferred and is being ratably recognized in income over the term of the lease.

Note 8.  Employee Benefit Plan

The Company maintains a tax-deferred savings plan for all eligible employees. Employees become eligible to participate after attaining the age of 21 and completing one year of service. Employee contributions to the plan are tax-deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended. Company matching contributions are made at the discretion of the board of directors. No contributions were made in 2015 and 2014. A contribution of $250 was made in 2013.

On November 4, 2015, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. No awards have been made under the Incentive Plan.

Note 9. Financial Instruments and Concentrations of Credit Risk

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

Note 10. Commitments and Contingencies

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $1,756, $2,075 and $2,081 for years ended April 30, 2015, 2014 and 2013, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to April 30, 2015 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016	$668	$1,717
2017	542	1,630
2018	495	1,596
2019	490	1,557
2020	192	1,539
Thereafter	—	10,340
	2,387	$18,379
Less: amount representing interest	397
	1,990
Less: current portion	496
Long-term portion	$1,494

Off-balance sheet arrangement: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Note 11. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share for the years ended April 30, 2015, 2014 and 2013 is as follows (in thousands except share and per share data):

	2015	2014	2013
Net income (loss)	$(1,854)	$(1,501)	$2,707
Weighted number of shares:
Common shares outstanding for basic and diluted earnings (loss) per share	8,420,756	3,982,400	3,982,400
Basic and diluted earnings (loss) per share	$(0.22)	$(0.38)	$0.68

Note 12. Selected Quarterly Financial Data

Selected quarterly financial data for the years ended April 30, 2015 and 2014 is as follows (in thousands, except for per share data):

2015
		Quarter ended (unaudited)
	Year ended April 30, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
Revenue	$104,858	$47,047	$45,985	$6,230	$5,596
Other Operating Income-gain on settlement of lawsuit	2,100	-	-	2,100	-

Income (loss) from operations	17,482	18,947	14,498	(6,887)	(9,076)
Net income (loss)	$(1,854)	$9,780	$3,269	$(6,743)	$(8,160)
Basic and diluted earnings (loss) per share	$(0.22)	$0.70	$0.27	$(1.69)	$(2.05)

2014
		Quarter ended (unaudited)
	Year ended April 30, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013
Revenue	$105,205	$47,805	$46,193	$6,187	$5,020
Other Operating Income-gain on settlement of lawsuit	-	-	-	-	-
Income (loss) from operations	15,053	18,924	13,372	(8,568)	(8,675)
Net income (loss)	$(1,501)	$8,538	$5,582	$(7,740)	$(7,881)
Basic and diluted earnings (loss) per share	$(0.38)	$2.14	$1.40	$(1.94)	$(1.98)

Note 13.  Related Party Transactions

On October 30, 2007, the Company and certain of its subsidiaries entered into an Amended and Restated Credit and Security Agreement with EPT Ski Properties, Inc. pursuant to which EPT Ski Properties, Inc. provided the Company with a $31.0 million operating loan. This amount was later increased to $56.0 million upon the execution of the fifth amended and restated promissory note, dated July 13, 2012. Messrs. Boyd and Mueller and Richard Deutsch, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Development and Acquisitions Officer, respectively, executed a Consent and Agreement of Guarantors on October 30, 2007 pursuant to which they each personally guaranteed payment of the amount due by the Company under, and satisfaction of all other obligations pursuant to, the Amended and Restated Credit and Security Agreement. See Note 4 to the consolidated financial statements for terms of the agreements. On November 10, 2014, the Company entered into a Restructure Agreement. As a part of the Agreement, the guaranty by Messrs. Boyd, Mueller and Deutsch terminated, and in its place the Company and certain of its subsidiaries guaranteed all of the Company’s obligations to EPR under the restructured loans.

Note 14. Subsequent Events

On June 12, 2015, the Company declared a cash dividend of 13.75 cents per share of common stock. The dividend is payable on August 21, 2015, to stockholders of record on July 10, 2015. The current indicated annualized dividend would be 55 cents per share.

In June 2015, the Company entered into capital leases to finance the installation of Low-E snow guns at Mount Snow, Attitash and Wildcat, as well as to fund the purchase of groomers for Mount Snow and Attitash.  The Low-E snow guns lease is payable in 48 monthly payments of $61.8 and the groomers lease is payable in 60 monthly payments of $23.5, both commencing July 2015.  The Company has a $1.00 purchase option at the end of each lease term.  Messrs. Boyd, Mueller and Deutsch have personally guaranteed the leases.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this annual report on Form 10-K identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders ("2015 Proxy Statement") and is incorporated herein by reference. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

On November 4, 2015, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. No awards have been made under the Incentive Plan, as illustrated in the table below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	_	_	559,296
Equity Compensation Plans Not Approved by Security Holders	_	_	_
Total	_	_	559,296

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report on Form 10-K:

1.  Financial Statements.

The consolidated financial statements of Peak Resorts, Inc. and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K. See Index to Consolidated Financial Statements therein.

2.  Financial Statement Schedules

None.

3.  Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Exhibit Index.

(b) The exhibits filed with this annual report on Form 10-K are listed in the attached Exhibit Index.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

Date: July 27, 2015By:/s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: July 27, 2015By:/s/ Stephen J. Mueller

Stephen J. Mueller

Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Boyd Timothy D. Boyd	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 27, 2015
/s/ Stephen J. Mueller Stephen J. Mueller	Chief Financial Officer, Vice President and Director (Principal Financial and Accounting Officer)	July 27, 2015
/s/ Richard K. Deutsch Richard K. Deutsch	Vice President-Business and Real Estate Development and Director	July 27, 2015
/s/ Stanley W. Hansen Stanley W. Hansen	Director	July 27, 2015
/s/ Carl E. Kraus Carl E. Kraus	Director	July 27, 2015
/s/ Christopher S. O’Connor Christopher S. O’Connor	Director	July 27, 2015
/s/ Michael H. Staenberg Michael H. Staenberg	Director	July 27, 2015

EXHIBIT INDEX

Exhibit
Number	Description

2.1

Agreement of Sale and Purchase between Wildcat Mountain Ski Area, Inc., Meadow Green-Wildcat Skilift Corp. and Meadow Green-Wildcat Corp., as sellers, and WC Acquisition Corp., as purchaser, effective as of October 20, 2010 (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.2

Agreement of Sale by and among Blue Ridge Real Estate Company and JFBB Ski Areas, Inc., dated as of October 31, 2011 (filed as Exhibit 2.3 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.3

Amendment to Agreement of Sale by and among Blue Ridge Real Estate Company and JFBB Ski Areas, Inc., dated as of December 6, 2011 (filed as Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.4

Second Amendment to Agreement of Sale by and among Blue Ridge Real Estate Company and JFBB Ski Areas, Inc., dated as of December 15, 2011 (filed as Exhibit 2.5 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.5

Agreement of Sale by and among Big Boulder Corporation and JFBB Ski Areas, Inc., dated as of October 31, 2011 (filed as Exhibit 2.6 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.6

Amendment to Agreement of Sale by and among Big Boulder Corporation and JFBB Ski Areas, Inc., dated as of December 6, 2011 (filed as Exhibit 2.7 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.7

Second Amendment to Agreement of Sale by and among Big Boulder Corporation and JFBB Ski Areas, Inc., dated as of December 15, 2011 (filed as Exhibit 2.8 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

2.8

Stock Purchase Agreement by and among Peak Resorts, Inc., as buyer, and S. Sandy Satullo, II Revocable Trust of 3/13/00, S. Sandy Satullo, II, Trustee, S. Sandy Satullo, III, Tia N. Satullo Revocable Trust, Tia S. Winfield, Trustee, Stuart S. Satullo Revocable Trust of January 20, 2005, Stuart S. Satullo, Trustee, James B. Stinnett, Raymond C. Stinnett and Linda G. Musfeldt, as sellers, and S. Sandy Satullo II on its own behalf and on behalf of each seller, dated as of October 17, 2012 (filed as Exhibit 2.8 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).
4.1

Form of Peak Resorts, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.1

Loan Agreement by and between Peak Resorts, Inc. and L.B.O. Holding, Inc., as borrowers, and EPT Mount Attitash, Inc., as lender, dated April 4, 2007 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.2

Promissory Note from Peak Resorts, Inc. and L.B.O. Holding, Inc. in favor of EPT Mount Attitash, Inc. dated April 4, 2007 (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.3

Note Modification Agreement by and between Peak Resorts, Inc. and L.B.O. Holding, Inc., as borrowers, and EPT Mount Attitash, Inc. as lender, dated October 30, 2007 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.4

Agreement Concerning a Loan for a Holder of a Special Use Permit by and between the U.S. Department of Agriculture, Forest Service; EPT Mount Attitash, Inc. and L.B.O. Holding, Inc., dated April 4, 2007 (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.5

Agreement Concerning a Loan for a Holder of a Special Use Permit by and between the U.S. Department of Agriculture, Forest Service; EPT Mount Snow, Inc. and Mount Snow, Ltd., dated April 4, 2007 (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.6

Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Mount Snow, Inc., dated April 4, 2007 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.7

Modification Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc. as lender, dated April 1, 2010 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.8

Second Modification Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc. as lender, dated July 13, 2012 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.9

Third Modification Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc. as lender, dated April 1, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.10

Loan Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated April 4, 2007 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.11

First Modification Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated June 30, 2009 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.12

Amended and Restated Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Mount Snow, Inc., dated June 30, 2009 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.13

Letter Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated June 20, 2009 (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.14

Amended and Restated Credit and Security Agreement among Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; Peak Resorts, Inc.; Hidden Valley Golf and Ski, Inc.; Snow Creek, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; Boston Mills Ski Resort, Inc.; and JFBB Ski Areas, Inc., as borrowers, and EPT Ski Properties, Inc., as lender, dated October 30, 2007 (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.15

Option Agreement between Hidden Valley Golf and Ski, Inc.; Snow Creek, Inc.; Paoli Peaks, Inc.; Brandywine Ski Resort, Inc.; Boston Mills Ski Resort, Inc.; and JFBB Ski Areas, Inc., as sellers, and EPT Ski Properties, Inc. as purchaser, dated October 30, 2007 (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.16

Second Amended and Restated Promissory Note from Peak Resorts, Inc.; JFBB Ski Areas, Inc.; Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; Hidden Valley Golf and Ski, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; and Boston Mills Ski Resort, Inc. in favor of EPT Ski Properties, Inc., dated August 5, 2008 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.17

Third Amended and Restated Promissory Note from Peak Resorts, Inc.; JFBB Ski Areas, Inc.; Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; Hidden Valley Golf and Ski, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; and Boston Mills Ski Resort, Inc. in favor of EPT Ski Properties, Inc., dated December 15, 2011 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.18

Fourth Amended and Restated Promissory Note from Peak Resorts, Inc.; JFBB Ski Areas, Inc.; Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; Hidden Valley Golf and Ski, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; and Boston Mills Ski Resort, Inc. in favor of EPT Ski Properties, Inc., dated May 14, 2012 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.19

Fifth Amended and Restated Promissory Note from Peak Resorts, Inc.; JFBB Ski Areas, Inc.; Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; Hidden Valley Golf and Ski, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; and Boston Mills Ski Resort, Inc. in favor of EPT Ski Properties, Inc., dated July 13, 2012 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.20

Blanket Conveyance, Bill of Sale and Assignment between Wildcat Mountain Ski Area, Inc., Meadow Green‑Wildcat Skilift Corp. and Meadow Green‑Wildcat Corp., as assignors, and WC Acquisition Corp., as assignee, dated November 19, 2010 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.21

Agreement Concerning a Loan for a Holder of a Special Use Permit by and between the U.S. Department of Agriculture, Forest Service; Meadow Green‑Wildcat Corp, as lender, and WC Acquisition Corp., as borrower, dated November 19, 2010 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.22

Promissory Note from WC Acquisition Corp. in favor of Wildcat Mountain Ski Area, Inc.; Meadow Green‑Wildcat Skilift Corp.; and Meadow Green‑Wildcat Corp., dated November 22, 2010 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.23

Unconditional Guaranty of Peak Resorts, Inc., dated November 12, 2010 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.24

Lease Agreement by and between EPT Mad River, Inc. and Mad River Mountain, Inc., dated November 17, 2005 (filed as Exhibit 1024 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.25

First Amendment to Lease Agreement by and between EPT Mad River, Inc. and Mad River Mountain, Inc., dated June 30, 2006 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.26

Ground Lease by and between Crotched Mountain Properties, L.L.C. and SNH Development, Inc., dated May 27, 2003 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.27

First Amendment to Ground Lease by and between Crotched Mountain Properties, L.L.C. and SNH Development, Inc., dated April 3, 2004 (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.28

Second Amendment to Ground Lease by and between Crotched Mountain Properties, L.L.C. and SNH Development, Inc., dated January 31, 2008 (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.29

Lease by and between the Estate of Charles Marvin Weeks and Paoli Peaks, Inc., dated September 26, 1990 (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.30

U.S. Department of Agriculture Forest Service Special Use Permit for Attitash (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.31

U.S. Department of Agriculture Forest Service Special Use Permit for Mount Snow (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.32

U.S. Department of Agriculture Forest Service Special Use Permit for Wildcat Mountain (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.33

Promissory Note from SNH Development, Inc. in favor of EPT Crotched Mountain Ski Resort, Inc., dated March 10, 2006 (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.34

Amended and Restated Promissory Note from SNH Development, Inc. in favor of EPT Crotched Mountain Ski Resort, Inc., dated July 13, 2012 (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.35

Guaranty of Payment made by Peak Resorts, Inc. for the benefit EPT Crotched Mountain, Inc., dated March 10, 2006 (filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.36

Loan Agreement by and between Peak Resorts, Inc.; JFBB Ski Areas, Inc.; Mad River Mountain, Inc.; SNH Development, Inc.; L.B.O. Holding, Inc.; Mount Snow, Ltd.; HiddenValley Golf and Ski, Inc.; Snow Creek, Inc.; Paoli Peaks, Inc.; Deltrecs, Inc.; Brandywine Ski Resort, Inc.; Boston Mills Ski Resort, Inc.; and WC Acquisition Corp., as borrowers, and EPT Ski Properties, Inc., dated July 13, 2012 (filed as Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.37

Loan Agreement by and between Sycamore Lake, Inc. and Peak Resorts, Inc., as borrowers, and EPT Ski Properties, Inc., as lender, dated November 19, 2012 (filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.38

First Amendment to Loan Agreement by and between Sycamore Lake, Inc. and Peak Resorts, Inc., as borrowers, and EPT Ski Properties, Inc. as lender, dated July 26, 2013 (filed as Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.39

Promissory Note from Sycamore Lake, Inc. and Peak Resorts, Inc. in favor of EPT Ski Properties, Inc., dated November 19, 2012 (filed as Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.40

Option Agreement between Peak Resorts, Inc. and Sycamore Lake, Inc., as sellers, and EPT Ski Properties, Inc., as purchaser, dated November 19, 2012 (filed as Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.41

Modification and Consent Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, EPT Mount Snow, Inc., as lender, and EPT Ski Properties, Inc., dated July 26, 2013 (filed as Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.42

Letter Agreement regarding the Modification and Consent Agreement by and between Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, EPT Mount Snow, Inc., as lender, and EPT Ski Properties, Inc., dated June 13, 2014 (filed as Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.43

Purchase and Sale Agreement by and between Piggy and the Three J's, LLC and the Estate of James L. McGovern, III, as seller, and Mount Snow Ltd., as buyer, dated April 15, 2013 (filed as Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.44	Form of Peak Resorts, Inc. Indemnification Agreement (filed as Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).
10.45

Agreement by and between Mount Snow, Ltd. and Leitner‑Poma of America, dated as of March 24, 2011 (filed as Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.46

Executive Employment Agreement by and between Peak Resorts, Inc. and Timothy D. Boyd, dated as of June 1, 2011 (filed as Exhibit 10.46 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.47

Executive Employment Agreement by and between Peak Resorts, Inc. and Stephen J. Mueller, dated as of June 1, 2011 (filed as Exhibit 10.47 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.48

Executive Employment Agreement by and between Peak Resorts, Inc. and Richard Deutsch, dated as of June 1, 2011(filed as Exhibit 10.48 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.49	Peak Resorts, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 15, 2015 and incorporated herein by reference).
10.50

Restructure Agreement by and between Peak Resorts, Inc., Hidden Valley Golf & Ski, Inc. Boston Mills Ski Resort, Inc., Brandywine Ski Resort, Inc., Paoli Peaks, Inc., Snow Creek,  Inc., JFBB Ski Areas, Inc., Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holdings, Inc., Mount Snow, Ltd., Deltrecs, Inc. and Sycamore Lake, Inc. and EPT Crotched Mountain, Inc., EPT Mount Snow, Inc., EPT Mount Attitash, Inc., EPT Ski Properties, Inc., Crotched Mountain Properties, LLC, and EPT Mad River, Inc., dated as of November 10, 2014 (filed as Exhibit 10.50 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.51

Master Credit and Security Agreement, dated as of December 1, 2014, among Peak Resorts, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc., and JFBB Ski Areas, Inc, as borrowers, and EPT Ski Properties, Inc. and EPT Mount Snow, Inc., as lender (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.52

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

10.53

Amended and Restated Promissory Note from Peak Resorts, Inc., Boston Mills Ski Resort, Inc. Brandywine Ski Resort, Inc. and Deltrecs, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.54

Amended and Restated Promissory Note from Peak Resorts, Inc. and Sycamore Lake, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.55

Amended and Restated Promissory Note from Peak Resorts, Inc. and JFBB Ski Areas, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.56

Amended and Restated Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.57

Master Cross Default Agreement, dated as of December 1, 2014, by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and Peak Resorts, Inc., Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc. and JFBB Ski Areas, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.58

Guaranty Agreement, made as of December 1, 2014, by Peak Resorts, Inc., JFBB Ski Areas, Inc., Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.59

Option Agreement between Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc. and Sycamore Lake, Inc., as seller, and EPT Ski Properties, Inc., as purchaser, dated as of December 1, 2014 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.60

Master Right of First Refusal Agreement, made as of December 1, 2014, by and between EPT Ski Properties, Inc. and Peak Resorts, Inc. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.61

Right of First Refusal Agreement (Mount Attitash), dated as of December 1, 2014, among L.B.O. Holding, Inc. and EPT Ski Properties, Inc. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.62

Second Amendment to Lease Agreement, made as of December 1, 2014, by and between EPT Mad River, Inc. and Mad River Mountain, Inc. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of McGladrey LLP.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).