Form 10-Q
period 2015-07-31
Peak Resorts Inc
filed 2015-09-14
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015.

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

As of September 14, 2015, 13,982,400 shares of the registrant’s common stock were outstanding.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	July 31,	April 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$10,982	$16,849
Restricted cash balances	43,332	37,519
Income tax receivable	4,520	-
Accounts receivable	663	1,639
Inventory	1,715	1,583
Deferred income taxes	970	970
Prepaid expenses and deposits	1,956	1,930
	64,138	60,490
Property and equipment-net	146,185	143,944
Land held for development	35,780	35,780
Other assets	1,335	1,326
	$247,438	$241,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$9,210	$8,218
Accrued salaries, wages and related taxes and benefits	740	927
Unearned revenue	10,660	8,606
EB-5 investor funds in escrow	38,553	30,002
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	1,834	999
	61,330	49,085
Long-term debt	97,404	97,569
Capitalized lease obligation	4,405	1,494
Deferred gain on sale/leaseback	3,428	3,511
Deferred income taxes	8,831	8,831
Other liabilities	603	612
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,538	82,538
Accumulated Deficit	(11,241)	(2,240)
	71,437	80,438
	$247,438	$241,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Loss (Unaudited)

(In thousands, except per share data)

	(Unaudited)
	Three months ended July 31,
	2015	2014

Revenues	$5,432	$5,596
Costs and Expenses
Resort operating expenses	10,207	10,446
Depreciation and amortization	2,448	2,306
General and administrative expenses	936	1,086
Land and building rent	338	357
Real estate and other taxes	466	477
	14,395	14,672

Loss from Operations	(8,963)	(9,076)

Other Income (expense)
Interest, net of interest capitalized of $91 and $129 in 2015 and 2014, respectively	(2,721)	(4,342)
Gain on sale/leaseback	83	83
Investment income	2	4
	(2,636)	(4,255)

Loss before income tax benefit	(11,599)	(13,331)
Income tax benefit	(4,520)	(5,171)
Net Loss	$(7,079)	$(8,160)

Basic and diluted loss per share	$(0.51)	$(2.05)

Cash dividends declared per common share	$0.1375	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except share data)

Three Months ended July 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2015	13,982,400	$140	$82,538	$(2,240)	$80,438

Net loss	-	-	-	(7,079)	(7,079)

Dividends declared	-	-	-	(1,922)	(1,922)

Balances, July 31, 2015	13,982,400	$140	$82,538	$(11,241)	$71,437

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Three Months ended July 31,

	Three months ended July 31,

	2015	2014
Cash Flows from Operating Activities
Net loss	$(7,079)	$(8,160)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	2,448	2,293
Amortization and write-off of deferred financing costs	12	14
Amortization of other liabilities	(9)	(9)
Gain on sale/leaseback	(83)	(83)
Changes in operating assets and liabilities, net of effect of acquisitions:

Income tax receivable	(4,520)	(5,172)
Accounts receivable	976	48
Inventory	(132)	(163)
Prepaid expenses and deposits	(26)	(276)
Other assets	(9)	(39)
Accounts payable and accrued expenses	992	113
Accrued salaries, wages and related taxes and benefits	(187)	(264)
Unearned revenue	2,054	2,787

Net cash used in operating activities	(5,563)	(8,911)

Cash Flows from Investing Activities
Additions to property and equipment	(4,689)	(3,043)
Additions to land held for development	-	(28)
Change in restricted cash	(5,813)	1,867
Net cash used in by investing activities	(10,502)	(1,204)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	3,950	-
Additions to EB-5 investor funds held in escrow	8,551	3,100
Payment on long-term debt and capital lease obligations	(381)	(175)
Distributions to stockholders	(1,922)	-
Net cash provided by financing activities	10,198	2,925

Net Decrease in Cash and Cash Equivalents	(5,867)	(7,190)

Cash and Cash Equivalents, April 30	16,849	13,186

Cash and Cash Equivalents, July 31	$10,982	$5,996

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $91 and $129 capitalized in 2015 and 2014, respectively	$2,804	$4,474

See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended July 31, 2015 and 2014

Note 1. Nature of Business

Description of business:  Peak Resorts, Inc. (the “Company”) and its subsidiaries operate in a single business segment—ski resort operations. The Company’s ski resort operations consist of snow skiing, snowboarding and snow sports areas in Wildwood and Weston, Missouri; Bellefontaine and Cleveland, Ohio; Paoli, Indiana; Blakeslee and Lake Harmony, Pennsylvania; Bartlett, Bennington and Pinkham Notch, New Hampshire; and West Dover, Vermont and an 18 hole golf course in West Dover, Vermont. The Company also manages hotels in Bartlett, New Hampshire and West Dover, Vermont.

In the opinion of management, the accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with Rule 10‑01 of Regulation S‑X and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the interim periods presented.

Results for interim periods are not indicative of the results expected for a full fiscal year due to the seasonal nature of the Company’s business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Note 2. New Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013‑11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013‑11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is permitted to adopt the standard for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2013‑11 on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standards for all entities by one year.  The updated standard becomes effective for annual reporting periods beginning after December 15, 2017.. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In April 2015, the FASB issued guidance in ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and no longer recording these costs as assets. ASU 2015-03 is effective for annual periods beginning after December 15, 2015. As early adoption was permitted, the Company elected to incorporate the early adoption of this guidance into its financial statements filed as part of its first Annual Report on Form 10-K for the year ended April 30, 2015, including applying the guidance retrospectively to all prior periods presented.  The transition method used involved reclassification of the Company’s balance sheet of the unamortized debt issuance costs.  The prior period unamortized debt issuance costs were retrospectively adjusted from an asset to a liability in the financial statements.

In July 2015, the FASB issued guidance in ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory” ("ASU 2015-11"), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2015‑11 on the consolidated financial statements.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2016 applied to the net income (loss) before income tax for the quarter ended July 31, 2015. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt

Long‑term debt at July 31, 2015 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	(Unaudited) July 31, 2015	April 30, 2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at July 31, 2015 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at July 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at July 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,746	3,790
Other debt	1,840	1,931

Less unamortized debt issuance costs	(799)	(811)

	97,949	98,072
Less: current maturities	545	503
	$97,404	$97,569

On November 10, 2014, in connection with the Company’s initial public offering, the Company entered into a Restructure Agreement with certain affiliates of EPR Properties (“EPR”), the Company’s primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, the Company entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014.  Pursuant to the Debt Restructure, the Company paid a defeasance fee of $5.0 million to EPR in addition to the consideration described below.

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the three months ended July 31, 2015 and the year ended April 30, 2015.

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

Future aggregate annual principal payments under all indebtedness reflected by fiscal year are as follows (in thousands):

(Unaudited)
July 31, 2015
2016 (Remaining)	$407
2017	804
2018	560
2019	740
2020	198
Thereafter	95,240
$97,949

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

Deferred financing costs are net of accumulated amortization of $203 and $385 at July 31, 2015 and 2014, respectively. Amortization of deferred financing costs will be $50 for each year of the five-year period ending April 30, 2020. This amortization is included in interest expense. Amortization for the periods ended July 31, 2015 and 2014 totaled $12 and $14, respectively.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $433 and $448 for the three months ended July 31, 2015 and 2014, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years reflected by fiscal years subsequent to July 31, 2015 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016 (Remaining)	$1,357	$1,289
2017	1,653	1,635
2018	1,607	1,601
2019	1,602	1,563
2020	667	1,540
Thereafter	22	10,340
	6,908	$17,968
Less: amount representing interest	1,214
	5,694
Less: current portion	1,289
Long-term portion	$4,405

Note 7. Earnings (Loss) Per Share

The computation of basic and diluted earnings  (loss) per share for the three month periods ended July 31, 2015 and 2014 is as follows (in thousands except share and per share data):

	Three Months ended July 31,
	2015	2014
Net loss	$(7,079)	$(8,160)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	13,982,400	3,982,400
Basic and diluted loss per share	$(0.51)	$(2.05)

Note 8. Subsequent Events

On June 12, 2015, the Company declared a cash dividend of 13.75 cents per share of common stock. The dividend is payable on August 21, 2015, to stockholders of record on July 10, 2015. The current indicated annualized dividend would be 55 cents per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note About Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

We and our subsidiaries operate in a single business segment—resort operations. The consolidated unaudited financial data presented in this Quarterly Report on Form 10-Q is comprised of the data of our 13 ski resorts. Also included in the financial information presented are ancillary services, primarily consisting of food and beverage services, equipment rental, ski instruction, hotel/lodging and retail.

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

In connection with the Debt Restructure, we entered into a Master Credit and Security Agreement with EPR (the “Master Credit Agreement”) containing additional terms and conditions governing our restructure debt with EPR, including restrictions on certain transactions and the payment of dividends and required financial covenants.

Results of Operations

The following historical unaudited consolidated statements of operations during the three months ended July 31, 2015 and 2014 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended July 31, 2015 and 2014

The following table presents our condensed unaudited consolidated statements of operations for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	Three months ended July 31,
	2015	2014	$ change	% change

Revenues
Food and beverage	$1,322	$1,712	$(390)	-22.8%
Hotel/lodging	1,460	1,323	137	10.4%
Retail	159	160	(1)	-0.6%
Other	2,491	2,401	90	3.7%
	5,432	5,596	(164)	-2.9%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	6,231	6,259	(28)	-0.4%
Retail and food and beverage cost of sales	516	634	(118)	-18.6%
Power and utilities	583	691	(108)	-15.6%
Other	2,877	2,862	15	0.5%
	10,207	10,446	(239)	-2.3%
Depreciation and amortization	2,448	2,306	142	6.2%
General and administrative expenses	936	1,086	(150)	-13.8%
Land and building rent	338	357	(19)	-5.3%
Real estate and other taxes	466	477	(11)	-2.3%
	14,395	14,672	(277)	-1.9%
Loss from Operations	(8,963)	(9,076)	113	-1.2%

Other Income (expense)
Interest, net of interest capitalized of $91 and $129 in 2015 and 2014, respectively	(2,721)	(4,342)	1,621	37.3%
Gain on sale/leaseback	83	83	-	0.0%
Investment income	2	4	(2)	-50.0%
	(2,636)	(4,255)	1,619	-38.0%

Loss before income tax benefit	(11,599)	(13,331)	1,732	13.0%
Income tax benefit	(4,520)	(5,171)	(651)	-12.6%
Net Loss	$(7,079)	$(8,160)	$1,081	13.2%
Total Reported EBITDA	$(6,515)	$(6,445)	$(70)	1.1%

Food and beverage revenue decreased $0.4 million, or 22.8%, for the first three months of fiscal 2016 compared to the same period in fiscal 2015. In March 2015, the landlord of our restaurant adjacent to Big Boulder ski area bought us out of our lease for the restaurant facilities. The buyout was permitted under terms of the lease agreement. The decrease in food and beverage revenue was a result of the restaurant not being operated in the quarter ended July 31, 2015.  Over the previous three fiscal years the restaurant adjacent to Big Boulder achieved annual average revenue of $1.4 million and average EBITDA of $0.2 million. Hotel/lodging revenue increased $0.1 million, or 10.4%, for the first three months of fiscal 2016 compared to the same period of fiscal 2015 because of an increase in revenue at Mount Snow of $0.1 million as a result of an increase in business bookings and weddings.

Other income increased $0.09 million, or 3.7%, for the first three months of fiscal 2016 compared to the same period of fiscal 2015 attributable to an increase in summer revenue of $0.27 million as a result of the first summer operation of the Zip Rider completed at the Attitash resort in September 2014. This increase was offset by the loss of summer revenue of $0.18 million related to the restaurant closure discussed above.

 Retail and food and beverage cost of sales decreased $0.1 million, or 18.6%, related to the restaurant closure discussed above.

Power and utilities decreased $0.1 million, or 15.6%, for the first three months of fiscal 2016 versus the same period of fiscal 2015 primarily as a result of a reduction in kilowatt hours used at our Attitash, Wildcat and Mount Snow resorts. This reduction in kilowatt hour usage is a result of the installation of energy saving snow gun technology in fiscal 2015.

General and administrative expense decreased $0.2 million, or 13.8%, for the first three months of fiscal 2016 versus the same period of fiscal 2015 primarily due to a decrease in legal fees related to litigation settled in the second quarter of fiscal 2015. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net income (loss) (in thousands):

	Three months ended
	July 31,
	2015	2014

Net loss	$(7,079)	$(8,160)
Income tax benefit	(4,520)	(5,171)
Interest expense, net	2,721	4,342
Depreciation and amortization	2,448	2,306
Investment income	(2)	(4)
Gain on sale/leaseback	(83)	(83)
Non-routine legal and settlement of lawsuit, net	-	325
	$(6,515)	$(6,445)

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our third and fourth quarters primarily due to the seasonality of our resort business. We had $11.0 million of cash and cash equivalents at July 31, 2015 compared to $16.8 million at April 30, 2015. We used $5.6 million of cash from operating activities during the three months ended July 31, 2015 compared to $8.9 million of cash used in the three months ended July 31, 2014. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters).

Long-term debt at July 31, 2015 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. We have presented in the table below the borrowings at July 31, 2015 and April 30, 2015 (dollars in thousands):

	(Unaudited) July 31, 2015	April 30, 2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at July 31, 2015 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at July 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at July 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,746	3,790
Other debt	1,840	1,931

Less unamortized debt issuance costs	(799)	(811)

	97,949	98,072
Less: current maturities	545	503
	$97,404	$97,569

In connection with the Debt Restructure, the Company entered into the Master Credit Agreement with EPR (the “Master Credit Agreement”) governing the restructured debt with EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $51.1 million to the Company and its subsidiary Mount Snow, Ltd., (included in the table above as the “Attitash/Mount Snow Debt”); (ii) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc. (the “Boston Mills/Brandywine Debt”); (iii) a term loan in the amount of approximately $14.3 million to the Company and its subsidiary JFBB Ski Areas, Inc. (the “JFBB Debt” and together with the Boston Mills/Brandywine Debt, included in the table above as the “Credit Facility Debt”); and (iv) a term loan in the amount of approximately $4.6 million to the Company and its subsidiary Sycamore Lake, Inc. (included in the table above as the “Sycamore Lake (Alpine Valley) Debt”).

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the nine months ended July 31, 2015 and the year ended April 30, 2015.

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

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2015 were approximately $14.0 million. We currently anticipate we will spend approximately $5.0 million to $6.0 million on resort capital expenditures, exclusive of capital expenditures for the West Lake Project which is funded through the EB-5 program discussed below, for fiscal 2016.  Except for the West Lake Project, there are no single major capital expenditure projects for fiscal 2016 anticipated at the resorts.  We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

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

As of September 4, 2015, we have commitments for $52.0 million in Partnership investments, $50.8 million of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS, which we expect will occur by the end of calendar 2015 in line with the typical approval timeline. As such, we intend to release funds from escrow and commence the Projects in the second half of calendar year 2015. If the Projects commence in the second half of calendar year 2015 and plans occur as scheduled, we estimate that the Projects will be completed by the end of calendar year 2016.

The Company’s board of directors declared a cash dividend of $0.1375 payable on August 21, 2015 to shareholders of record on July 10, 2015. We intend to pay cash dividends on our common stock on a quarterly basis. However, we cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, including the Master Credit Agreement, economic conditions and other factors that could differ materially from our current expectations.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Form 10-Q. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	funds for capital expenditures, including funds raised under the EB-5 program;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow ski resort;
•	our reliance on information technology;
•	our current dependence on a single lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce; and
•	the securities markets.

You should also refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2015 for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of July 31, 2015, was $93.2 million.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on the variable rate outstanding debt is approximately $0.15 million. If interest rates increased 1%, the additional interest cost to the Company would be approximately $0.9 million for one year. We do not perform any interest rate hedging activities related to this debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  RISK FACTORS.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended April 30, 2015, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes to the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended July 31, 2015.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: September 14, 2015		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: September 14, 2015		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).