Form 10-Q
period 2015-10-31
Peak Resorts Inc
filed 2015-12-15
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015.

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

As of December 14, 2015, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	October 31,	April 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$4,582	$16,849
Restricted cash balances	53,499	37,519
Income tax receivable	8,979	-
Accounts receivable	529	1,639
Inventory	2,739	1,583
Deferred income taxes	970	970
Prepaid expenses and deposits	2,197	1,930
	73,495	60,490
Property and equipment-net	150,035	143,944
Land held for development	35,780	35,780
Other assets	1,342	1,326
	$260,652	$241,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$14,059	$8,218
Accrued salaries, wages and related taxes and benefits	1,071	927
Unearned revenue	15,136	8,606
EB-5 investor funds in escrow	51,504	30,002
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	1,829	999
	83,932	49,085
Long-term debt	97,232	97,569
Capitalized lease obligation	4,092	1,494
Deferred gain on sale/leaseback	3,345	3,511
Deferred income taxes	8,831	8,831
Other liabilities	594	612
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,538	82,538
Accumulated Deficit	(20,052)	(2,240)
	62,626	80,438
	$260,652	$241,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Loss (Unaudited)

(In thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014

Revenues	$6,155	$6,230	$11,587	$11,826
Costs and Expenses
Resort operating expenses	10,783	11,151	20,990	21,597
Depreciation and amortization	2,465	2,308	4,913	4,614
General and administrative expenses	1,029	947	1,965	2,033
Land and building rent	338	357	676	714
Real estate and other taxes	415	454	881	931
	15,030	15,217	29,425	29,889
Other Operating Income-gain on settlement of lawsuit	-	2,100	-	2,100

Loss from Operations	(8,875)	(6,887)	(17,838)	(15,963)

Other Income (expense)
Interest, net of interest capitalized of $91 and $196 in 2015 and $157 and $286 in 2014	(2,557)	(4,298)	(5,278)	(8,640)
Gain on sale/leaseback	83	83	166	166
Investment income	2	3	4	6
	(2,472)	(4,212)	(5,108)	(8,468)

Loss before income tax benefit	(11,347)	(11,099)	(22,946)	(24,431)
Income tax benefit	(4,459)	(4,356)	(8,979)	(9,528)
Net Loss	$(6,888)	$(6,743)	$(13,967)	$(14,903)

Basic and diluted loss per share	$(0.49)	$(1.69)	$(1.00)	$(3.74)

Cash dividends declared per common share	$0.1375	$-	$0.2750	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except shares)

Six Months ended October 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2015	13,982,400	$140	$82,538	$(2,240)	$80,438

Net loss	-	-	-	(13,967)	(13,967)

Dividends declared	-	-	-	(3,845)	(3,845)

Balances, October 31, 2015	13,982,400	$140	$82,538	$(20,052)	$62,626

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Six Months ended October 31,

	Six months ended October 31,

	2015	2014
Cash Flows from Operating Activities
Net loss	$(13,967)	$(14,903)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	4,913	4,587
Amortization and write-off of deferred financing costs	25	27
Amortization of other liabilities	(18)	(18)
Gain on sale/leaseback	(166)	(166)
Changes in operating assets and liabilities, net of effect of acquisitions:

Income tax receivable	(8,979)	(9,528)
Accounts receivable	1,110	176
Inventory	(1,156)	(1,224)
Prepaid expenses and deposits	(267)	(734)
Other assets	(16)	(303)
Accounts payable and accrued expenses	5,841	2,821
Accrued salaries, wages and related taxes and benefits	144	59
Unearned revenue	6,530	7,098

Net cash used in operating activities	(6,006)	(12,108)

Cash Flows from Investing Activities
Additions to property and equipment	(11,004)	(4,442)
Additions to land held for development	-	(55)
Change in restricted cash	(15,980)	(2,891)
Net cash used in by investing activities	(26,984)	(7,388)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	3,950	-
Additions to EB-5 investor funds held in escrow	21,502	12,801
Payment on long-term debt and capital lease obligations	(804)	(382)
Payment of deferred financing costs	(80)	-
Distributions to stockholders	(3,845)	-
Net cash provided by financing activities	20,723	12,419

Net Decrease in Cash and Cash Equivalents	(12,267)	(7,077)

Cash and Cash Equivalents, April 30	16,849	13,186

Cash and Cash Equivalents, October 31	$4,582	$6,109

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $196 and $286 capitalized in 2015 and 2014, respectively	$5,556	$8,923

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$-	$1,853

                            See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended October 31, 2015 and 2014

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

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standards for all entities by one year.  The updated standard becomes effective for annual reporting periods beginning after December 15, 2017. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

In July 2015, the FASB issued guidance in ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory” ("ASU 2015-11"), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this update should be applied prospectively with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑11 on the consolidated financial statements.

In November 2015, the FASB issued guidance in ASU 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑17 on the consolidated financial statements.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2016 applied to the loss before income tax for the quarters ended July 31 and October 31, 2015. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt

Long‑term debt at October 31, 2015 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	(Unaudited) October 31, 2015	April 30, 2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at October 31, 2015 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at October 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562

Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at October 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,702	3,790
Other debt	1,746	1,931

Less unamortized debt issuance costs	(866)	(811)

	97,744	98,072
Less: current maturities	512	503
	$97,232	$97,569

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the three months ended October 31, 2015 and the year ended April 30, 2015.

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

Future aggregate annual principal payments under all indebtedness reflected by fiscal year are as follows (in thousands):

(Unaudited)
October 31, 2015
2016 (Remaining)	$278
2017	816
2018	572
2019	752
2020	210
Thereafter	95,981
$98,609

Deferred financing costs are net of accumulated amortization of $216 and $397 at October 31, 2015 and 2014, respectively. Amortization of deferred financing costs will be $65 for each year of the five-year period ending April 30, 2020. This amortization is included in interest expense. Amortization for the periods ended October 31, 2015 and 2014 totaled $25 and $27, respectively.

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

Note 6. Commitments and Contingencies

Restricted cash:  The provisions of certain of the Company’s debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  In addition, the Company has funds it is holding in escrow in connection with its efforts to raise funds under the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”).  The EB-5 Program was first enacted in 1992 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors.  In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. under the EB-5 Program, a limited number of visas are reserved for such foreign investors each year.  The Company intends to use the current and future funds for future development.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $425 and $858 for the three and six months ended October 31, 2015,  respectively, and $435 and $884 for the three and six months ended October 31, 2014, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to October 31, 2015 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016 (Remaining)	$938	$865
2017	1,653	1,635
2018	1,607	1,601
2019	1,602	1,563
2020	666	1,540
Thereafter	23	10,340
	6,489	$17,544

Less: amount representing interest	1,080
5,409
Less: current portion	1,317
Long-term portion	$4,092

Note 7. Loss Per share

The computation of basic and diluted loss per share for the three and six month periods ended October 31, 2015 and 2014 is as follows (in thousands except share and per share data):

	Three Months ended October 31,		Six Months ended October 31,
	2015	2014	2015	2014
Net loss	$(6,888)	$(6,743)	$(13,967)	$(14,903)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	13,982,400	3,982,400	13,982,400	3,982,400
Basic and diluted loss per share	$(0.49)	$(1.69)	$(1.00)	$(3.74)

Note 8. Subsequent Events

On November 25, 2015 the Company paid a cash dividend to stockholders of record on October 13, 2015.  The current indicated annualized dividend would be 55 cents per share.

On November 30, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz (collectively, the “Sellers”) pursuant to which, the Company will acquire the Hunter Mountain ski resort through the purchase of all of the outstanding stock (the “Stock”) of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) for an aggregate purchase price of approximately $36.8 million, including cash consideration of $35.0 million and the assumption of two capital leases estimated at approximately $1.8 million.

The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Sellers.  The completion of the acquisition is subject to customary closing conditions. The Purchase Agreement may be terminated at any time by mutual consent of the parties, or by either the Company or the Sellers on or after February 1, 2016 (the “Termination Date”) if closing shall not have occurred by such Termination Date. If the acquisition is not able to be completed by the Termination Date due to lack of financing of the purchase price, the Company has agreed to pay up to $100,000 of the Sellers’ reasonable attorney’s fees incurred in connection with the sale and purchase of the Stock.

The Company currently has preliminary lender commitments for a first mortgage of approximately $20.0 million, which would be secured by Hunter Mountain assets. The remainder of the cash requirement is expected to be funded by tapping the line of credit the Company announced in October 2015, once the definitive credit agreement is signed. Subject to the satisfaction or waiver of certain conditions, the Company expects to complete the acquisition of Hunter Mountain by the end of calendar 2015.

Upon consummation of the transaction, the Company will record the assets and liabilities at their estimated fair value at the date of acquisition.  The Company will record the results of operations of Hunter Mountain in the Company’s results of operations beginning at the date of acquisition.

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

Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 13 ski resorts primarily located in the Northeast and Midwest, 12 of which we own, exclusive of the pending acquisition of Hunter Mountain which is expected to close in December 2015. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,650 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated ten ski resorts since our incorporation in 1997, exclusive of Hunter Mountain, and we expect to continue executing this strategy.

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

Resort Acquisition

On November 30, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz (collectively, the “Sellers”) pursuant to which, the Company will acquire the Hunter Mountain ski resort through the purchase of all of the outstanding stock (the “Stock”) of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) for an aggregate purchase price of approximately $36.8 million, including cash consideration of $35.0 million and the assumption of two capital leases estimated at approximately $1.8 million.

The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Sellers.  The completion of the acquisition is subject to customary closing conditions. The Purchase Agreement may be terminated at any time by mutual consent of the parties, or by either the Company or the Sellers on or after February 1, 2016 (the “Termination Date”) if closing shall not have occurred by such Termination Date. If the acquisition is not able to be completed by the Termination Date due to lack of financing of the purchase price, the Company has agreed to pay up to $100,000 of the Sellers’ reasonable attorney’s fees incurred in connection with the sale and purchase of the Stock.

The Company currently has preliminary lender commitments for a first mortgage of approximately $20.0 million, which would be secured by Hunter Mountain assets. The remainder of the cash requirement is expected to be funded by tapping the line of credit the Company announced in October 2015, once the definitive credit agreement is signed. Subject to the satisfaction or waiver of certain conditions, the Company expects to complete the acquisition of Hunter Mountain by the end of calendar 2015.

Results of Operations

The following historical unaudited consolidated statements of operations during the three and six months ended October 31, 2015 and 2014 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the Three Months Ended October 31, 2015 and 2014

The following table presents our condensed unaudited consolidated statements of operations for the three months ended October 31, 2015 and 2014 (dollars in thousands):

	Three months ended October 31,
	2015	2014	$ change	% change

Revenues
Food and beverage	$1,619	$2,018	$(399)	-19.8%
Hotel/lodging	1,314	1,357	(43)	-3.1%
Retail	297	308	(11)	-3.7%
Other	2,925	2,547	378	14.8%
	6,155	6,230	(75)	-1.2%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	6,322	6,329	(7)	-0.1%
Retail and food and beverage cost of sales	751	896	(145)	-16.2%
Power and utilities	664	789	(124)	-15.7%
Other	3,046	3,137	(91)	-2.9%
	10,783	11,151	(368)	-3.3%
Depreciation and amortization	2,465	2,308	157	6.8%
General and administrative expenses	1,029	947	82	8.7%
Land and building rent	338	357	(19)	-5.3%
Real estate and other taxes	415	454	(39)	-8.6%
	15,030	15,217	(187)	-1.2%
Other operating income-gain on settlement of lawsuit	-	2,100	(2,100)	100.0%
Loss from Operations	(8,875)	(6,886)	(1,989)	28.9%

Other Income (expense)
Interest, net of interest capitalized of $91 and $157 in 2015 and 2014, respectively	(2,557)	(4,298)	1,741	-40.5%
Gain on sale/leaseback	83	83	-	0.0%
Investment income	2	3	(1)	-33.3%
	(2,472)	(4,212)	1,740	-41.3%

Loss before income tax benefit	(11,347)	(11,098)	(248)	2.2%
Income tax benefit	(4,459)	(4,356)	103	-2.4%
Net Loss	$(6,888)	$(6,742)	$(146)	2.2%
Total Reported EBITDA	$(6,410)	$(6,480)	$70	-1.1%

Food and beverage revenue decreased $0.40 million, or 19.8%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014.  In March 2015, the landlord of our restaurant adjacent to Big Boulder ski area bought us out of our lease for the restaurant facilities. The buyout was permitted under the terms of the lease agreement.  Substantially all of the decrease in the food and beverage revenue was a result of the restaurant not being operated in the quarter ended October 31, 2015. Over the previous three fiscal years, the restaurant adjacent to the Big Boulder ski area achieved annual revenue of $1.4 million and average EBITDA of $0.2 million.

Other income increased $0.38 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Summer revenue at Attitash increased  $0.36 million as a result of the first summer of operation of the Zip Rider completed in September 2014. In addition, summer revenue increased $.13 million at Mount Snow as a result of increased weddings and business conferences. The increases were offset by the loss of summer revenue related to the restaurant closure discussed above.

Retail and food and beverage cost of sales decreased $0.15 million, or 16.2%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily related to the restaurant closure discussed above.

Power and utilities decreased $0.13 million, or 15.8%, for the three months ended October 31, 2015 compared the three months ended October 31, 2014. This is a result of a reduction of kilowatt hours used at Attitash, Jack Frost, Big Boulder, Mad River and Mount Snow. Also, the lower cost of fuel positively impacted all resorts.

Depreciation and amortization increased $0.16 million, or 6.8%, for the three months ended October 31, 2015 compared the three months ended October 31, 2014. This was a result of the capital assets placed in service in the last fiscal year.

General and administrative expenses increased $0.08 million, or 8.7%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase is a result of an increase in salaries and travel expense related to being a public company. The increase was offset by a decrease in legal fees related to litigation settled in the second quarter of fiscal 2015. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

The decrease in other operating income for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 related to the settlement of a lawsuit in the three months ended October 31, 2014 which resulted in $2.1 million of income.

The decrease in interest expense of $1.74 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily was a result of the debt restructure in November 2014.

Income tax benefit increased $0.1 million as a result of an increase in the loss before income tax benefit of $0.25 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014.

Comparison of Operating Results for the Six Months Ended October 31, 2015 and 2014

The following table presents our condensed unaudited consolidated statements of operations for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	Six months ended October 31,
	2015	2014	$ change	% change

Revenues
Food and beverage	$2,941	$3,730	$(789)	-21.2%
Hotel/lodging	2,774	2,680	94	3.5%
Retail	456	468	(12)	-2.6%
Other	5,416	4,948	468	9.5%
	11,587	11,826	(239)	-2.0%

Costs and Expenses
Resort operating expenses
Labor and labor related expenses	12,553	12,588	(35)	-0.3%
Retail and food and beverage cost of sales	1,267	1,530	(263)	-17.2%
Power and utilities	1,247	1,480	(233)	-15.7%
Other	5,923	5,999	(76)	-1.3%
	20,990	21,597	(607)	-2.8%
Depreciation and amortization	4,913	4,614	299	6.5%
General and administrative expenses	1,965	2,033	(68)	-3.3%
Land and building rent	676	714	(38)	-5.3%
Real estate and other taxes	881	931	(50)	-5.4%
	29,425	29,889	(464)	-1.6%

Other operating income-gain on settlement of lawsuit	-	2,100	2,100	100.0%
Loss from Operations	(17,838)	(15,963)	(1,875)	11.7%
Other Income (expense)
Interest, net of interest capitalized of $337 and $226 in 2015 and 2014, respectively	(5,278)	(8,640)	3,362	-38.9%
Gain on sale/leaseback	166	166	-	0.0%
Investment income	4	6	(2)	-33.3%
	(5,108)	(8,468)	3,360	-39.7%

Loss before income tax benefit	(22,946)	(24,431)	1,485	-6.1%
Income tax benefit	(8,979)	(9,528)	549	-5.8%
Net Loss	$(13,967)	$(14,903)	$936	-6.3%
Total reported EBITDA	$(12,925)	$(13,038)	$113	-0.9%

Food and beverage revenue decreased $0.79 million, or 21.2%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014 as a result of the closure of our Big Boulder restaurant, as discussed above.

Other income increased $.47 million, or 9.5%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. Summer revenue at Attitash increased  $0.63 million as a result of the first summer of operation of the Zip Rider completed in September 2014. In addition, summer revenue increased $.18 million at Mount Snow as a result of increased weddings and business conferences. The increases were offset by the loss of summer revenue related to the restaurant closure discussed above.

Retail and food and beverage cost of sales decreased $0.26 million, or 17.2%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014, primarily related to the restaurant closure discussed above.

Power and utilities decreased $0.23 million, or 15.7%, for the six months ended October 31, 2015 compared the six months ended October 31, 2014. This is a result of a reduction of kilowatt hours used at Attitash, Jack Frost, Big Boulder, Mad River and Mount Snow. Also, the lower cost of fuel positively impacted all resorts.

Depreciation and amortization increased $0.30 million, or 6.5%, for the six months ended October 31, 2015 compared the six months ended October 31, 2014 as a result of the capital assets placed in service in the last fiscal year.

General and administrative expenses decreased $0.07 million, or 3.3%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. The decrease is a result of an increase in salaries and travel expense related to being a public company. The increase was offset by a decrease in legal fees related to litigation settled in the second quarter of fiscal 2015. The charge related to the ultimate settlement of this litigation was recognized in the consolidated financial statements for the year ended April 30, 2014.

The change in other operating income relates to the settlement of a lawsuit in the three months ended October 31, 2014 which resulted in $2.1 million of income.

The decrease in interest expense of $3.36 million, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014, primarily was a result of the debt restructure in November 2014.

Income tax benefit decreased $0.55 million as a result of a decrease in the loss before income tax benefit of $1.49 million for the six months ended October 31, 2015 compared to the six months ended October 31, 2014.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net loss (in thousands):

	Three months ended		Six months ended
	October 31		October 31
	2015	2014	2015	2014

Net loss	$(6,888)	$(6,743)	$(13,967)	$(14,903)
Income tax benefit	(4,459)	(4,356)	(8,979)	(9,528)
Interest expense, net	2,557	4,298	5,278	8,640
Depreciation and amortization	2,465	2,308	4,913	4,614
Investment income	(2)	(3)	(4)	(6)
Gain on sale/leaseback	(83)	(83)	(166)	(166)
Non-routine legal and settlement of lawsuit, net	-	(1,901)	-	(1,689)
	$(6,410)	$(6,480)	$(12,925)	$(13,038)

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. We had $4.6 million of cash and cash equivalents at October 31, 2015 compared to $16.8 million at April 30, 2015. We used $6.0 million of cash in operating activities during the six months ended October 31, 2015 compared to $12.1 million of cash used in the six months ended October 31, 2014. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements, as needed.

Long-term debt at October 31, 2015 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. We have presented in the table below the borrowings at October 31, 2015 and April 30, 2015 (dollars in thousands):

	(Unaudited) October 31, 2015	April 30, 2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at October 31, 2015 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at October 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at October 31, 2015 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,702	3,790
Other debt	1,746	1,931

Less unamortized debt issuance costs	(866)	(811)

	97,744	98,072
Less: current maturities	512	503
	$97,232	$97,569

In connection with the Debt Restructure, the Company entered into the Master Credit Agreement with EPR governing the restructured debt with EPR. Pursuant to the Master Credit Agreement, EPR agreed to maintain the following loans to the Company following the prepayment of certain outstanding debt with proceeds from the Company’s initial public offering: (i) a term loan in the amount of approximately $51.1 million to the Company and its subsidiary Mount Snow, Ltd., (included in the table above as the “Attitash/Mount Snow Debt”); (ii) a term loan in the amount of approximately $23.3 million to the Company and its subsidiaries Brandywine Ski Resort, Inc. and Boston Mills Ski Resort, Inc. (the “Boston Mills/Brandywine Debt”); (iii) a term loan in the amount of approximately $14.3 million to the Company and its subsidiary JFBB Ski Areas, Inc. (the “JFBB Debt” and together with the Boston Mills/Brandywine Debt, included in the table above as the “Credit Facility Debt”); and (iv) a term loan in the amount of approximately $4.6 million to the Company and its subsidiary Sycamore Lake, Inc. (included in the table above as the “Sycamore Lake (Alpine Valley) Debt”).

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount

Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%. No additional interest payments were due for the six months ended October 31, 2015 and the year ended April 30, 2015.

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

Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014

We used $6.0 million of cash in operating activities in the first six months of fiscal 2016, a decrease of $6.1 million when compared to the $12.1 million used in the first six months of fiscal 2015. The increase in operating cash flows was a result of a decrease in the loss from operations, a decrease in accounts receivable and an increase in accounts payable and accrued expenses offset by a decrease in unearned revenue.

Cash used in investing activities increased by $19.9 million from the first six months of fiscal 2016 compared to the same period of fiscal 2015. The increase was a result of increased additions to property and equipment and an increase in restricted cash. The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow, offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities increased by $8.6 million from the first six months of fiscal 2016 compared to the same period of fiscal 2015 primarily related to the EB‑5 funds held in escrow.

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

In addition, in June 2015, the Company entered into capital leases to finance the installation of Low-E snow guns at Mount Snow, Attitash and Wildcat, as well as to fund the purchase of groomers for Mount Snow and Attitash. The Low-E snow guns lease is payable in 48 monthly payments of $61,770 and the groomers lease is payable in 60 monthly payments of

$23,489, both commencing July 2015. The Company has a $1.00 purchase option at the end of each lease term. The Company originally funded these purchases during fiscal 2016 with operating cash.

We have $4.3 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was set to expire in September of 2015, but has been extended to December 15, 2015.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.  We do not expect this process to have a negative effect on our current EB-5 offering.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

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

The West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment. The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, a new three-story, approximately 36,000-square foot skier service building located at the base of the Carinthia slopes. Carinthia Ski Lodge will include a restaurant, cafeteria and bars with seating for over 600 people, a retail store, convenience store and sales center for lift tickets and rentals. The anticipated overall cost of the Projects is $66.0 million, of which $52.0 million is intended to be funded with the proceeds from the EB-5 offering. The remaining $14.0 million has been provided by Mount Snow with investments in land, snow gun installations, and improved snowmaking technology.

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

As of October 31, 2015, we have commitments for $52.0 million in Partnership investments, substantially all of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS, which we expect will occur by the end third quarter of fiscal 2016.  The Projects commenced in the second half of calendar year 2015 and if plans occur as scheduled, we estimate that the Projects will be substantially completed in advance of the 2016-2017 ski season.

The Company’s board of directors declared two cash dividends of $0.1375 each during the six-month period ended October 31, 2015.  The dividends were payable on August 21, 2015 and November 25, 2015 to shareholders of record on July 10, 2015 and October 13, 2015, respectively. We intend to pay quarterly cash dividends on our common stock on a quarterly basis. However, we cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, including the Master Credit Agreement, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of October 31, 2015, was $93.2 million.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on the variable rate outstanding debt is approximately $0.15 million. If interest rates increased 1%, the additional interest cost to the Company would be approximately $0.9 million for one year. We do not perform any interest rate hedging activities related to this debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended October 31, 2015.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: December 15, 2015		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: December 15, 2015		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement by and among Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky, and Caol Slutzky-Tenerowicz and Peak Resorts, Inc., dated as of November 30, 2015

10.1	Commitment Letter by Royal Banks of Missouri and Peak Resorts, Inc., effective as of October 15, 2015.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).