Form 10-Q
period 2016-01-31
Peak Resorts Inc
filed 2016-03-15
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of March 14, 2016,  13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	January 31,	April 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$11,461	$16,849
Restricted cash balances	55,520	37,519
Income tax receivable	6,564	-
Accounts receivable	1,458	1,639
Inventory	3,585	1,583
Deferred income taxes	970	970
Prepaid expenses and deposits	2,704	1,930
	82,262	60,490
Property and equipment-net	183,838	143,944
Land held for development	37,534	35,780
Other assets	11,908	1,326
	$315,542	$241,540
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$15,500	$-
Accounts payable and accrued expenses	23,205	8,218
Accrued salaries, wages and related taxes and benefits	2,168	927
Unearned revenue	16,661	8,606
EB-5 investor funds in escrow	52,004	30,002
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,738	999
	112,609	49,085
Long-term debt	118,168	97,569
Capitalized lease obligation	4,972	1,494
Deferred gain on sale/leaseback	3,262	3,511
Deferred income taxes	11,543	8,831
Other liabilities	585	612
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,538	82,538
Accumulated Deficit	(18,275)	(2,240)
	64,403	80,438
	$315,542	$241,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

Revenues	$38,667	$45,985	$50,254	$57,811
Costs and Expenses
Resort operating expenses	25,346	27,198	46,336	48,795
Depreciation and amortization	2,558	2,451	7,471	7,065
General and administrative expenses	1,104	1,046	3,069	3,079
Land and building rent	357	351	1,033	1,065
Real estate and other taxes	664	441	1,545	1,372
	30,029	31,487	59,454	61,376
Other Operating Income
Gain on settlement of lawsuit	-	-	-	2,100
Gain on involuntary conversion	195	-	195	-

Earnings (Loss) from Operations	8,833	14,498	(9,005)	(1,465)

Other Income (expense)
Interest, net of interest capitalized of $83 and $279 in 2016 and $101 and $387 in 2015	(2,802)	(4,224)	(8,080)	(12,864)
Defeasance fee paid with debt restructure		(5,000)		(5,000)
Gain on sale/leaseback	84	84	250	250
Investment income	-	1	4	7
	(2,718)	(9,139)	(7,826)	(17,607)

Earnings (Loss) before income tax benefit	6,115	5,359	(16,831)	(19,072)
Income tax expense (benefit)	2,415	2,090	(6,564)	(7,438)
Net Income (Loss)	$3,700	$3,269	$(10,267)	$(11,634)

Basic and diluted earnings (loss) per share	$0.26	$0.27	$(0.73)	$(1.76)

Cash dividends declared per common share	$0.1375	$0.1091	$0.4125	$0.1091

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except shares)

Nine Months ended January 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2015	13,982,400	$140	$82,538	$(2,240)	$80,438

Net loss	-	-	-	(10,267)	(10,267)

Dividends declared	-	-	-	(5,768)	(5,768)

Balances, January 31, 2016	13,982,400	$140	$82,538	$(18,275)	$64,403

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Nine Months ended January 31,

	Nine months ended January 31,

	2016	2015
Cash Flows from Operating Activities
Net loss	$(10,267)	$(11,634)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,471	6,988
Amortization and write-off of deferred financing costs	-	154
Amortization of other liabilities	(27)	(27)
Gain on sale/leaseback	(250)	(250)
Changes in operating assets and liabilities, net of effect of acquisitions:

Income tax receivable	(6,564)	(7,438)
Accounts receivable	181	(895)
Inventory	(1,661)	(1,420)
Prepaid expenses and deposits	(518)	(618)
Other assets	197	(525)
Accounts payable and accrued expenses	13,070	7,460
Accrued salaries, wages and related taxes and benefits	1,241	512
Unearned revenue	5,235	6,979

Net cash provided by (used in) operating activities	8,108	(714)

Cash Flows from Investing Activities
Additions to property and equipment	(16,626)	(9,970)
Business Combination (net)	(33,236)	-
Additions to land held for development	(100)	(82)
Change in restricted cash	(18,001)	(8,939)
Net cash used in investing activities	(67,963)	(18,991)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	3,950	-
Proceeds from Hunter Loan Financing	36,500	-
Additions to EB-5 investor funds held in escrow	22,002	22,001
Payment on long-term debt and capital lease obligations	(1,293)	(76,606)
Net proceeds from issuance of common stock	-	82,253
Involuntary conversion of assets	410	-
Payment of deferred financing costs	(1,334)	(198)
Distributions to stockholders	(5,768)	-
Net cash provided by financing activities	54,467	27,450

Net (Decrease) Increase in Cash and Cash Equivalents	(5,388)	7,745

Cash and Cash Equivalents, April 30	16,849	13,186

Cash and Cash Equivalents, January 31	$11,461	$20,931

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $279 and $387 capitalized in 2016 and 2015, respectively	$8,351	$13,036

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$-	$2,028
Land held for development financed with long-term borrowings	$100	$-

                            See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended January 31, 2016 and 2015

Note 1. Nature of Business

Description of business:  Peak Resorts, Inc. (the “Company”) and its subsidiaries operate in a single business segment—ski resort operations. The Company’s ski resort operations consist of snow skiing, snowboarding and snow sports areas in Wildwood and Weston, Missouri; Bellefontaine and Cleveland, Ohio; Paoli, Indiana; Blakeslee and Lake Harmony, Pennsylvania; Bartlett, Bennington and Pinkham Notch, New Hampshire; West Dover, Vermont; and Hunter, New York; and an eighteen‑hole golf course in West Dover, Vermont. The Company also manages hotels in Bartlett, New Hampshire; West Dover, Vermont; and Hunter, New York.

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

Due to a business combination during the period ended January 31, 2016, we now have a material balance related to goodwill on our balance sheet and as such need to disclose our accounting policies associated with goodwill.  The transaction of Hunter Mountain included $10.7 million of goodwill which is included in Other Assets on the balance sheet.  In a business combination, the consideration is first assigned to identifiable assets and liabilities, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors and assistance from third party experts. Goodwill is not amortized and will be assessed for impairment at least annually.  Annual evaluations for the impairment of goodwill are based on valuations models that incorporate assumptions and internal projections of expected future cash flows and operating plans.  The Company believes assumptions are also comparable to those that would be used by other marketplace participants.  Goodwill is written down if the impairment tests imply a reduction in value.  A discussion of the business combination and the related goodwill balance is disclosed below in “Note 5 - Acquisition”.

Note 2. New Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements

Note 3. Income Taxes

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2016 applied to the loss before income tax for the quarters ended July 31, 2015, October 31, 2015 and January 31, 2016. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt /  Line of Credit

Long‑term debt at January 31, 2016 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

(Unaudited) January 31, 2016	April 30, 2015

Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at January 31, 2016 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at January 31, 2016 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain debt; payable in monthly interest only payments at an increasing interest rate (8.0% at January 31, 2016); remaining principal and interest due on January 5, 2036	21,000	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at January 31, 2016 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,657	3,790
Other debt	3,306	1,931

Less unamortized debt issuance costs	(2,028)	(811)

	119,097	98,072
Less: current maturities	929	503
	$118,168	$97,569

Debt Restructure

On November 10, 2014, in connection with the Company’s initial public offering, the Company entered into a Restructure Agreement with certain affiliates of EPR Properties (“EPR”), the Company’s primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, the Company entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2014.  Pursuant to the Debt Restructure, the Company paid a defeasance fee of $5.0 million to EPR in addition to the consideration described below.

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

Additionally, the Company agreed to extend the maturity dates on all non-prepayable notes and mortgages secured by the Mount Snow, Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties remaining after the Debt Restructure by seven years to December 1, 2034, and to extend the lease for the Mad River property, previously terminating in 2026, until December 31, 2034 (the “Lease Amendment”).

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the three months ended January 31, 2016.  No additional interest payments were due for the year ended April 30, 2015.

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

Also in connection with the Debt Restructure, the Company and EPR entered into the Guaranty Agreement (the “2014 Guaranty Agreement”).  The 2014 Guaranty Agreement obligates the Company and its subsidiaries as guarantors of all debt evidenced by the Debt Restructure Agreements. The table below illustrates the potential interest rates applicable to the Company’s fluctuating interest rate debt for each of the next five years, assuming an effective rate increase by the Capped CPI Index:

	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2015 (1)	10.93%	10.28%	-	10.56%
2016	11.09%	10.43%	8.00%	10.71%
2017	11.26%	10.59%	8.14%	10.88%
2018	11.43%	10.75%	8.28%	11.04%
2019	11.60%	10.91%	8.43%	11.20%

(1)  For 2015, the dates of the rates presented are as follows: (i) April 1, 2015 for the Attitash/Mount Snow Debt; (ii) October 1, 2015 for the Credit Facility Debt; Jauary 6, 2016 for the Hunter Mountain Debt and (iii) December 1, 2015 for the Sycamore Lake (Alpine Valley) Debt.

The Capped CPI Index is an embedded derivative, but the Company has concluded that the derivative does not require bifurcation and separate presentation at fair value because the Capped CPI Index was determined to be clearly and closely related to the debt instrument.

Wildcat Mountain Debt

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

Hunter Mountain Debt

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million. A portion of the Hunter Mountain acquisition price was financed pursuant to the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) entered into between the Company and EPR as of January 6, 2016.

The Hunter Mountain Debt due January 5, 2036 represents amounts owed pursuant to a promissory note (the “Hunter Mountain Note”) in the principal amount of $21.0 million made by the Company in favor of EPR pursuant to the Hunter Mountain Credit Agreement, which was effective as of January 6, 2016.  The Company used $20.0 million of the Hunter Mountain Debt to finance the Hunter Mountain acquisition and $1.0 million to cover closing costs and to add to its interest reserve account.

The Hunter Mountain Credit Agreement and Hunter Mountain Note provide that interest will be charged at an initial rate of 8.00%, subject to an annual increase beginning on February 1, 2017 by the lesser of the following: (x) three times the percentage increase in the CPI (as defined in the Hunter Mountain Note) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.75%.  Past due amounts will be charged a higher interest rate and be subject to late charges.

The Hunter Mountain Credit Agreement further provides that in addition to interest payments, the Company must pay an additional annual payment equal to 8.00% of the gross receipts in excess of $35.0 million that are attributable to all collateral under the Hunter Mountain Note for such year.

The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants set forth in the Hunter Mountain Credit Agreement consist of a maximum leverage ratio (as defined in the Hunter Mountain Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Hunter Mountain Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations.

Under the terms of the Hunter Mountain Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Hunter Mountain Credit Agreement, the Company’s named executive officers (Messrs. Boyd, Mueller and Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Hunter Mountain Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of those subsidiaries which are borrowers under the Hunter Mountain Credit Agreement.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

The Hunter Mountain Note may not be prepaid without the consent of EPR. Upon an event of default, as defined in the Hunter Mountain Note, EPR may, among other things, declare all unpaid principal and interest due and payable. The Hunter Mountain Note matures on January 5, 2036.

In connection with entry into the Hunter Mountain Credit Agreement on January 6, 2016, the Company entered into the Amended and Restated Master Cross-Default Agreement with EPR, which adds the Hunter Mountain Credit Agreement, Hunter Mountain Note and related transaction documents to the scope of loan agreements to which the cross-default provisions of the Master Cross Default Agreement apply.

Also on January 6, 2016, in connection with entry into the Hunter Mountain Credit Agreement, the Company entered into a Guaranty Agreement for the benefit of EPR, which adds the Company’s new Hunter Mountain subsidiary borrowers under the Hunter Mountain Credit Agreement as guarantors pursuant to the same terms of the 2014 Guaranty Agreement and adds the debt evidenced by the Hunter Mountain Credit Agreement and Hunter Mountain Note to the debt guaranteed by the Company pursuant to the 2014 Guaranty Agreement.

Substantially all of the Company’s assets serve as collateral for the Company’s long term debt.

Future aggregate annual principal payments under all indebtedness reflected by fiscal year are as follows (in thousands):

(Unaudited)
January 31, 2016
2016 (Remaining)	$140
2017	1,220
2018	1,822
2019	752
2020	210
Thereafter	116,981
$121,125

Deferred financing costs are net of accumulated amortization of $289 and $157 at January 31, 2016 and 2015, respectively. Amortization of deferred financing costs will be $285 the year ending April 30, 2016, $458 for the year ending April 30, 2017 and $82 for each of the three years ending April 30, 2018, 2019 and 2020.

Line of Credit

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.

The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Line of Credit Note”) in favor of Royal Banks of Missouri, maturing on December 22, 2016.  The line of credit debt is included as a current liability given the initial 12-month term.

Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at January 31, 2016 was 4.5% on the line of credit borrowings. Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1:25 to 1 on a fiscal year basis. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise is full compliance with the terms and conditions of the Line of Credit Agreement and Line of Credit Note, the Company may elect to convert the outstanding line of credit debt to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest at the prime rate plus 1.0% per annum.

Except in the case of a default, the Company may prepay all or any portion of the outstanding line of credit debt and all accrued and unpaid interest due prior to the maturity date without prepayment penalty.

In the case of a default, the outstanding Line of Credit Debt shall, at the lender’s option, bear interest at the rate of 5.0% percent per annum in excess of the interest rate otherwise payable thereon, which interest shall be payable on demand.

Under the terms of the Line of Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) for so long as the line of redit debt is outstanding and such individuals are employed by the Company, the Company’s key shareholders (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Line of Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of the subsidiary borrowers.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

Note 5. Acquisition

Effective January 6, 2016, the Company acquired all of the outstanding common stock of Hunter Mountain in Hunter, New York, for total consideration of $36.7 million, which includes $35.0 million paid to the sellers in cash and the Company’s assumption of $1.7 million in capitalized lease obligations. The Company incurred approximately $1.4 million in transaction costs, of which $1.3 million were capitalized as deferred financing costs associated with the debt obligations.

The Company financed $20.0 million, of the acquisition price pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, which bears interest at a rate of 8.0%, subject to annual increases as discussed in Note 4, “Long-term Debt.”  The Company borrowed an additional $1.0 million under the Hunter Mountain Credit Agreement to fund closing and other costs. Debt under the Hunter Mountain Note requires monthly interest payments until its maturity on January 5, 2036. An additional $15.0 million of the Hunter Mountain acquisition price was financed through a draw on the Company’s line of credit with Royal Banks of Missouri, which bears interest at the prime rate plus 1.0% and matures on December 22, 2016, as discussed in Note 4 above under the title “Line of Credit”.

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the three and nine months ended January 31, 2016 from the date of acquisition. The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,764
Inventories	341
Prepaids	256
Buildings and improvements	13,300
Land	6,200
Equipment	11,650
Goodwill	10,662
Total assets acquired	44,173
Accounts payable and accrued expenses	1,918
Unearned revenue and deposits	2,820
Capital Lease Obligations	1,723
Deferred tax liability	2,712
Net assets acquired	$35,000

The purchase price allocation is preliminary, mainly due to continued review of the deferred tax liability and intangibles.  We paid $35.0 million for the transaction and as part of the allocation received $1.8 million in cash, resulting in a net cash change of $33.2 million in cash. As part of the transaction, the Company has recognized goodwill associated with the expected synergies of combining operations as well as the overall enterprise value of the resort.  The impact of the deferred tax liability on goodwill was $2.7 million.  No goodwill will arise for income tax purposes and accordingly, none of the book goodwill will be deductible for tax purposes.  Hunter Mountain will be considered its own reporting unit with respect to goodwill impairment, which will be completed at least annually.

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Hunter Mountain was completed on May 1, 2014, the beginning of the Company's 2015 fiscal year. The following pro forma financial information includes adjustments for depreciation and interest paid pursuant to the Hunter Mountain Note and property and equipment recorded at the date of acquisition. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on May 1, 2014. (In thousands except per share data)

	(Unaudited)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
Net revenues	$40,302	$56,265	$57,385	$73,698
Net earnings (loss)	$1,761	$4,370	$(15,517)	$(12,893)
Pro forma basic and diluted earnings (loss) per share	$0.13	$0.37	$(1.11)	$(1.95)

Note 6. Financial Instruments and Concentrations of Credit Risk

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

Note 7. Commitments and Contingencies

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $435 and $1,294 for the three and nine months ended January 31, 2016,  respectively, and $444 and $1,328 for the three and nine months ended January 31, 2015, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases, including Hunter Mountain, with remaining lease terms of one year or more for years subsequent to January 31, 2016 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016 (Remaining)	$807	$433
2017	2,132	1,649
2018	2,064	1,612
2019	1,919	1,574
2020	920	1,543
Thereafter	23	10,340
	7,865	$17,151
Less: amount representing interest	1,084
	6,781
Less: current portion	1,809
Long-term portion	$4,972

Note 8.  Earnings  (Loss) Per share

The computation of basic and diluted earnings (loss) per share for the three and nine month periods ended January 31, 2016 and 2015 is as follows (in thousands except share and per share data):

	Three Months ended January 31,		Nine Months ended January 31,
	2016	2015	2016	2015
Net Earnings (loss)	$3,700	$3,269	$(10,267)	$(11,634)
Weighted number of shares:
Common shares outstanding for basic and diluted earnings (loss) per share	13,982,400	11,971,183	13,982,400	6,627,328
Basic and diluted earnings (loss) per share	$0.26	$0.27	$(0.73)	$(1.76)

Note 9. Subsequent Events

On February 24, 2016, the Company paid a cash dividend to stockholders of record on January 4, 2016.  The current indicated annualized dividend would be 55 cents per share.

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

Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 14 ski resorts primarily located in the Northeast and Midwest, 13 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,650 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated eleven ski resorts since our incorporation in 1997 and we expect to continue executing this strategy.

We and our subsidiaries operate in a single business segment—resort operations. The consolidated unaudited financial data presented in this Quarterly Report on Form 10-Q is comprised of the data of our 14 ski resorts. Also included in the financial information presented are ancillary services, primarily consisting of food and beverage services, equipment rental, ski instruction, hotel/lodging and retail.

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

Recent Events

Resort Acquisition

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

A portion of the Hunter Mountain acquisition price was financed pursuant to the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) entered into between the Company and EPR, the Company’s primary lender, on January 6, 2016. The remainder was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. See “Liquidity and Capital Resources—Significant Sources of Cash” for additional information.

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

Additionally, we agreed to extend the maturity dates on all non-prepayable notes and mortgages secured by the Mount Snow, Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties remaining after the Debt Restructure by seven years to December 1, 2034, and to extend the lease for the Mad River property, previously terminating in 2026, until December 31, 2034 (the “Mad River Lease Amendment”).

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

 Results of Operations

The following historical unaudited consolidated statements of operations during the three and nine months ended January 31, 2016 and 2015 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in our financial statements since the date of the acquisition.

Comparison of Operating Results for the Three Months Ended January 31, 2016 and 2015

The following table presents our condensed unaudited consolidated statements of operations for the three months ended January 31, 2016 and 2015 (dollars in thousands):

	Three months ended January 31,
	2016	2015	$ change	% change

Revenues
Lift and tubing tickets	$20,717	$24,652	$(3,935)	-16.0%
Food and beverage	5,972	7,415	(1,443)	-19.5%
Equipment rental	3,354	4,066	(712)	-17.5%
Ski instruction	3,384	3,970	(586)	-14.8%
Hotel/lodging	2,080	2,358	(278)	-11.8%
Retail	2,133	2,622	(489)	-18.7%
Other	1,027	902	125	13.9%
	38,667	45,985	(7,318)	-15.9%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	13,858	13,836	22	0.2%
Retail and food and beverage cost of sales	3,426	4,331	(905)	-20.9%
Power and utilities	2,478	3,245	(767)	-23.6%
Other	5,584	5,786	(202)	-3.5%
	25,346	27,198	(1,852)	-6.8%
Depreciation and amortization	2,558	2,451	107	4.4%
General and administrative expenses	1,104	1,046	58	5.5%
Land and building rent	357	351	6	1.7%
Real estate and other taxes	664	441	223	50.6%
	30,029	31,487	(1,458)	-4.6%
Other operating income
Gain on involuntary conversion	195	-	195	100.0%

Earnings from Operations	8,833	14,498	(5,665)	-39.1%

Other Income (expense)

Interest, net of interest capitalized of $83 and $101 in 2016 and 2015, respectively	(2,802)	(4,224)	1,422	-33.7%
Defeasance fee paid with debt restructure	-	(5,000)	5,000	100.0%
Gain on sale/leaseback	84	84	-	0.0%
Investment income	-	1	(1)	-100.0%
	(2,718)	(9,139)	6,421	-70.3%

Earnings before income tax	6,115	5,359	757	14.1%
Income tax	2,415	2,090	(325)	-15.6%
Net Earnings	$3,700	$3,269	$431	13.2%
Total Reported EBITDA	$11,196	$16,949	$(5,753)	-33.9%

Revenue decreased $7.3 million, or 15.9%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. The decrease is primarily the result of a decrease in ski and tube visits of approximately 23%. Visits to our Eastern resorts were down 20% while visits to our Midwestern resorts were down 29%. The decrease in visits is a result of later resort openings because of unfavorable weather conditions. Our Midwestern resorts did not open until the first and second weeks of January as compared to opening in late December for the 2014/2015 ski season. The impact of the decrease in skier visits was partially offset by price increases implemented at the resorts.

Labor and labor related expenses for the three months ended January 31, 2016 was similar to the three months ended January 31, 2015. Later openings at the resorts resulted in a reduction in labor and labor related expenses which was offset by the impact of the Hunter Mountain acquisition, effective January 6, 2016.

Retail and food and beverage cost of sales decreased $0.9 million, or 20.9%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, as a direct result of lower retail and food and beverage revenue attributable to lower ski and tube visits. The decrease was partially offset by retail food and food and beverage costs for Hunter Mountain since the date of acquisition.

Power and utility expense decreased $0.8 million, or 23.6%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, as a result of fewer snowmaking hours at the resorts attributable to the later opening dates.   The decrease was partially offset by power and utility costs for Hunter Mountain since the date of acquisition.

Depreciation and amortization increased $0.1 million, or 4.4%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015 as a result of assets put in service in the current fiscal year.

General and administrative expenses increased $0.06 million, or 5.5%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015 primarily due to an increase in professional fees related to incremental public company expenses and travel.

The decrease in interest expense net, of $1.4 million, resulted from the pay down of debt because of the Debt Restructure in the third quarter of 2015. In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee during the three months ended January 31, 2015.

Our Mad River resort sustained a fire loss in September 2016. In connection with the insurance settlement, we recognized a gain of $0.2 million in the three months ended January 31, 2016.

Income tax expense increased $0.2 million as a result of an increase in the income before income tax expense of $0.6 million for the three months ended January 31, 2016 compared to the three months ended January 31, 2015.

Comparison of Operating Results for the Nine Months Ended January 31, 2016 and 2015

The following table presents our condensed unaudited consolidated statements of operations for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	Nine months ended January 31,
	2016	2015	$ change	% change

Revenues
Lift and tubing tickets	$20,717	$24,666	$(3,949)	-16.0%
Food and beverage	8,913	11,145	(2,232)	-20.0%
Equipment rental	3,354	4,066	(712)	-17.5%
Ski instruction	3,384	3,970	(586)	-14.8%
Hotel/lodging	4,855	5,038	(183)	-3.6%
Retail	2,588	3,090	(502)	-16.2%
Other	6,443	5,836	607	10.4%
	50,254	57,811	(7,557)	-13.1%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	26,411	26,425	(14)	-0.1%
Retail and food and beverage cost of sales	4,693	5,861	(1,168)	-19.9%
Power and utilities	3,726	4,725	(1,000)	-21.1%
Other	11,507	11,784	(277)	-2.4%
	46,336	48,795	(2,459)	-5.0%
Depreciation and amortization	7,471	7,065	406	5.7%
General and administrative expenses	3,069	3,079	(10)	-0.3%
Land and building rent	1,033	1,065	(32)	-3.0%
Real estate and other taxes	1,545	1,372	173	12.6%
	59,454	61,376	(1,922)	-3.1%

Other Operating Income
Gain on settlement of lawsuit	-	2,100	(2,100)	100.0%
Gain on involuntary conversion	195	-	195	100.0%

Loss from Operations	(9,005)	(1,465)	(7,540)	514.7%
Other Income (expense)
Interest, net of interest capitalized of $289 and $387 in 2016 and 2015, respectively	(8,080)	(12,864)	4,784	-37.2%
Defeasance fee paid with debt restructure	-	(5,000)	5,000	100.0%
Gain on sale/leaseback	250	250	-	0.0%
Investment income	4	7	(3)	-42.9%
	(7,826)	(17,607)	9,781	-55.6%

Loss before income tax benefit	(16,831)	(19,072)	2,241	-11.8%
Income tax benefit	(6,564)	(7,438)	874	-11.8%
Net Loss	$(10,267)	$(11,634)	$1,367	-11.7%
Total reported EBITDA	$(1,729)	$3,911	$(5,640)	-144.2%

Revenue decreased $7.6 million, or 13.1%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015. The decrease is primarily the result fewer skier and tube visits, offset by an increase in summer revenue.

Labor and labor related expense decreased $0.01 million, or 0.1%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015. Later openings at the resorts resulted in a reduction in labor and labor related expenses, offset by the impact of the Hunter Mountain acquisition, effective as of January 6, 2016.

Retail and food and beverage cost of sales decreased $1.2 million, or 19.9%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015 as a result of decreased retail and food and beverage revenue attributable to lower ski and tube visits during the 2016 period. This decrease was offset by the impact of the Hunter Mountain acquisition.

Power and utility expense decreased $1.0 million, or 21.1%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015 as a result of fewer snowmaking hours at the resorts attributable to the later resort opening dates during the nine months ended January 31, 2016.   The decrease was partially offset by power and utility costs for Hunter Mountain.

Depreciation and amortization increased $0.4 million, or 5.7%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015 as a result of assets put in service in the current fiscal year.

The Company settled a lawsuit in the second quarter of fiscal 2015 which resulted in $2.1 million of income reflected in the results for the nine months ended January 31, 2015.

Our Mad River resort sustained a fire loss in September 2016. In connection with the insurance settlement, we recognized a gain of $0.2 million in the three months ended January 31, 2016.

The decrease in interest expense net, of $4.8 million,  resulted from the pay down of debt because of the Debt Restructure a in the third quarter of 2015.

In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee during the quarter ended January 31, 2015.

Income tax benefit decreased $0.9 million as a result of a decrease in the loss before income tax benefit of $2.2 million for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net earnings (loss) (in thousands):

	Three months ended		Nine months ended
	January 31		January 31
	2016 (1)	2015	2016 (1)	2015

Net earnings (loss)	$3,700	$3,269	$(10,267)	$(11,634)
Income tax expense (benefit)	2,415	2,090	(6,564)	(7,438)
Interest expense, net	2,802	4,224	8,080	12,864
Defeasance fee paid with debt restructure	-	5,000	-	5,000
Depreciation and amortization	2,558	2,451	7,471	7,065
Investment income	-	(1)	(4)	(7)
Gain on involuntary conversion	(195)	-	(195)	-
Gain on sale/leaseback	(84)	(84)	(250)	(250)
Non-routine legal and settlement of lawsuit, net	-	-	-	(1,689)
	$11,196	$16,949	$(1,729)	$3,911

(1)	Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in the reconciliation since the date of the acquisition.

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. We had $11.5 million of cash and cash equivalents at January 31, 2016 compared to $16.8 million at April 30, 2015. Cash of $4.3 million was provided by operating activities during the nine months ended January 31, 2016 compared to $0.7 million of cash used in the nine months ended January 31, 2015. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements discussed below, as needed.

Long-term debt at January 31, 2016 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. Furthermore, as discussed in “Resort Acquisition”, we entered into the Hunter Mountain Credit Agreement in connection with our acquisition of Hunter Mountain.  We have presented in the table below the borrowings at January 31, 2016 and April 30, 2015 (dollars in thousands):

	(Unaudited) January 31, 2016	April 30, 2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (10.93% at January 31, 2016 and April 30, 2015 ); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at January 31, 2016 and April 30, 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain debt; payable in monthly interest only payments at an increasing interest rate (8.0% at January 31, 2016); remaining principal and interest due on January 5, 2036	21,000	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.40% at January 31, 2016 and April 30, 2015); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,657	3,790
Other debt	3,306	1,931

Less unamortized debt issuance costs	(2,028)	(811)

	119,097	98,072
Less: current maturities	929	503
	$118,168	$97,569

Debt Restructure

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the nine months ended January 31, 2016.  No additional interest payments were due for the year ended April 30, 2015.

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

Wildcat Mountain Debt

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

Hunter Mountain Debt

The Hunter Mountain Debt due January 5, 2036 represents amounts owed pursuant to a promissory note (the “Hunter Mountain Note”) in the principal amount of $21.0 million made by the Company in favor of EPR pursuant to the

Hunter Mountain Credit Agreement in connection with the Company’s acquisition of Hunter Mountain, which was effective as of January 6, 2016.  The Company used $20.0 million of the Hunter Mountain Debt to finance the Hunter Mountain acquisition and $1.0 million to cover closing costs and to add to its interest reserve account.

The Hunter Mountain Credit Agreement and Hunter Mountain Note provide that interest will be charged at an initial rate of 8.00%, subject to an annual increase beginning on February 1, 2017 by the lesser of the following: (x) three times the percentage increase in the CPI (as defined in the Hunter Mountain Note) from the CPI in effect on the applicable adjustment date over the CPI in effect on the immediately preceding adjustment date or (y) 1.75%.  Past due amounts will be charged a higher interest rate and be subject to late charges.

The Hunter Mountain Credit Agreement further provides that in addition to interest payments, the Company must pay an additional annual payment equal to 8.00% of the gross receipts in excess of $35.0 million that are attributable to all collateral under the Hunter Mountain Note for such year.

The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants set forth in the Hunter Mountain Credit Agreement consist of a maximum leverage ratio (as defined in the Hunter Mountain Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Hunter Mountain Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations.

Under the terms of the Hunter Mountain Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Hunter Mountain Credit Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Hunter Mountain Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of those subsidiaries which are borrowers under the Hunter Mountain Credit Agreement.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

The Hunter Mountain Note may not be prepaid without the consent of EPR. Upon an event of default, as defined in the Hunter Mountain Note, EPR may, among other things, declare all unpaid principal and interest due and payable. The Hunter Mountain Note matures on January 5, 2036.

As a condition to the Debt Restructure described above, the Company entered into the Master Cross Default Agreement with EPR (the “Master Cross Default Agreement”), which provides that any event of default under existing or future loan or lien agreements between the Company or its affiliates and EPR, and any event of default under the Mad River Lease Amendment, shall automatically constitute an event of default under each of such loan and lien agreements and Mad River Lease Amendment, upon which EPR will be entitled to all of the remedies provided under such agreements and Mad River Lease Amendment in the case of an event of default. In connection with entry into the Hunter Mountain Credit Agreement on January 6, 2016, the Company entered into the Amended and Restated Master Cross-Default Agreement with EPR, which adds the Hunter Mountain Credit Agreement, Hunter Mountain Note and related transaction documents to the scope of loan agreements to which the cross-default provisions of the Master Cross Default Agreement apply.

Also in connection with the Debt Restructure, the Company and EPR entered into the Guaranty Agreement (the “2014 Guaranty Agreement”).  The 2014 Guaranty Agreement obligates the Company and its subsidiaries as guarantors of all debt evidenced by the evidenced by the Master Credit Agreement and other Debt Restructure agreements.  On January 6, 2016, in connection with entry into the Hunter Mountain Credit Agreement, the Company entered into a Guaranty Agreement for the benefit of EPR, which adds the Company’s new Hunter Mountain subsidiary borrowers under the Hunter Mountain Credit Agreement as guarantors pursuant to the same terms of the 2014 Guaranty Agreement and adds the debt evidenced by the Hunter Mountain Credit Agreement and Hunter Mountain Note to the debt guaranteed by the Company pursuant to the 2014 Guaranty Agreement.

Substantially all of the Company’s assets serve as collateral for the Company’s long term debt.

Line of Credit

Effective as of December 22, 2015, the Company entered into the Line of Credit Agreement with Royal Banks of Missouri.  The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Line of Credit Note”) in favor of Royal Banks of Missouri, maturing on December 22, 2016. In connection with the Hunter Mountain acquisition, the Company borrowed $15.5 million, of which $0.5 million was used for closing and other costs, to fund a portion of the purchase price. The line of credit debt is included as a current liability given the initial 12-month term.

Interest on amounts borrowed under the line of credit are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges. The effective rate at January 31, 2016 was 4.5% on the line of credit borrowings.  Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1:25 to 1 on a fiscal year basis. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise is full compliance with the terms and conditions of the Line of Credit Agreement and Line of Credit Note, the Company may elect to convert the outstanding line of credit debt to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest the prime rate plus 1.0% per annum.

Except in the case of a default, the Company may prepay all or any portion of the outstanding line of credit debt and all accrued and unpaid interest due prior to the maturity date without prepayment penalty.

In the case of a default, the outstanding line of credit debt shall, at the lender’s option, bear interest at the rate of 5.0% percent per annum in excess of the interest rate otherwise payable thereon, which interest shall be payable on demand.

Under the terms of the Line of Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) for so long as the line of credit debt is outstanding and such individuals are employed by the Company, the Company’s key shareholders (Messrs. Boyd, Mueller and Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Line of Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of the subsidiary borrowers.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015

Cash of $4.3 million was provided by operating activities in the first nine months of fiscal 2016, an increase of $5.0 million when compared to the $0.7 million used in the first nine months of fiscal 2015.  The increase in operating cash flows was a result of a decrease in the loss from operations,  an increase in unearned revenue and an increase in accounts payable and accrued expenses.

Cash used in investing activities increased by $8.7 million in the first nine months of fiscal 2016 compared to the same period of fiscal 2015. The increase was a result of an increase in restricted cash. The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow, offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities decreased by $9.5 million in the first nine months of fiscal 2016 compared to the same period of fiscal 2015 primarily related to dividends paid to investors in the nine months ended January 31, 2016. In addition, during the nine months ended January 31, 2015, the Company completed its initial public offering and Debt Restructure, which resulted in a net cash inflow of $5.6 million.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2015 were approximately $14.0 million. We currently anticipate we will spend approximately $6.0 million to $6.5 million on resort capital expenditures, exclusive of capital expenditures for the West Lake Project which is funded through the EB-5 program discussed below, for fiscal 2016. Except for the West Lake Project, there are no single major capital expenditure projects for fiscal 2016 anticipated at the resorts. We currently plan to use cash on hand, available borrowings under our loan arrangements and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

As part of the acquisition of Hunter Mountain discussed in “Recent Events” above, we assumed $1.7 million related to six capital leases.  The leases were used to finance equipment throughout the resort.  The leases expire between 2016 and 2020, with payments being required only during the peak ski season.  Annual lease expenses are $0.3 million in fourth quarter 2016, $0.4 million in 2017, $0.4 million in 2018, $0.3 million in 2019, and $0.3 million in 2020.

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

We have $4.3 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was recently extended and is set to expire in September 2016.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.  We do not expect this process to have a negative effect on our current EB-5 offering.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

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

The Partnership has offered the units to investors primarily located in China, Taiwan, Vietnam and certain countries in the Middle East either directly or through relationships with agents qualified in their respective countries, in which case the Partnership typically pays a sales commission. Once an investor’s subscription and funds are accepted by the Partnership, the investor must file a petition (‘‘I-526 Petition’’) with the USCIS seeking, among other things, approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. All investments will be held in a non-interest bearing escrow account and will not be released until the USCIS approves the first I-526 Petition filed by an investor in the Partnership.

As of January 31, 2016, we have commitments for $52.0 million in Partnership investments, all of which has been funded and is being held in escrow. The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS. The Projects commenced in the second half of calendar year 2015, and if plans occur as scheduled, we estimate that the Projects will be substantially completed in advance of the 2016-2017 ski season if approval by USCIS happens during the fourth quarter of fiscal year 2016.

The Company’s board of directors declared three cash dividends of $0.1375 each during the nine-month period ended January 31, 2016.  The dividends were payable on August 21, 2015, November 25, 2015 and February 24, 2016 to shareholders of record on July 10, 2015, October 13, 2015 and January 4, 2016, respectively. We intend to pay quarterly cash dividends on our common stock on a quarterly basis. However, we cannot assure you that this initial dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

 On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of January 31, 2016 was $93.2 million, exclusive of the debt to fund the Hunter Mountain acquisition described below.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.15 million.

In addition, effective as of January 6, 2016 we incurred $21.0 million of debt to fund a portion of the purchase price for the acquisition of Hunter Mountain and other costs pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, as more fully discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The interest rate relating to this debt increases by a factor of 1.0175 annually. At the factor of 1.0175, the additional annual interest expense on this variable rate outstanding debt is approximately $0.03 million.

In addition, $15.0 million of the Hunter Mountain acquisition price and an additional $0.5 million of other costs were financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri.  Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.

If interest rates increased 1%, the additional interest cost to the Company would be approximately $1.2 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended January 31, 2016.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: March 15, 2016		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: March 15, 2016		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement by and among Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky, and Carol Slutzky-Tenerowicz and Peak Resorts, Inc., dated as of November 30, 2015 (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on December 15, 2015 and incorporated herein by reference).

10.1

Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc., and Royal Banks of Missouri, dated as of December 22, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.2

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 22, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.3

Master Credit and Security Agreement among Peak Resorts, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc., as borrowers, and EPT Ski Properties, Inc., as lender, dated as of January 6, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2016 and incorporated herein by reference).

10.4

Promissory Note from Peak Resorts, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc. in favor of EPT Ski Properties, Inc., dated as of January 6, 2016 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2016 and incorporated herein by reference).

10.5

Amended and Restated Master Cross Default Agreement by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and Peak Resorts, Inc., Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors, dated as of January 6, 2016 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 8, 2016 and incorporated herein by reference).

10.6

Guaranty Agreement, by Peak Resorts, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., Frosty Land, Inc., JFBB Ski Areas, Inc., Boston Mills Ski Resort, Inc., Brandywine Ski Resort, Inc., Sycamore Lake, Inc., Mount Snow, Ltd. and Deltrecs, Inc., as borrowers, Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc., made as of January 6, 2016 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on January 8, 2016 and incorporated herein by reference).

10.7	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).