Form 10-K
period 2016-04-30
Peak Resorts Inc
filed 2016-07-15
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

          (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016.

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

            Common Stock, $0.01 par value per share                                                    NASDAQ Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $84.1 million.

As of July 14, 2016,  13,982,400 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended April 30, 2016.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words, These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements, Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Form 10-K. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	availability of funds for capital expenditures and operations, including funds raised under the EB-5 program;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow ski resort;
•	our reliance on information technology;
•	our current dependence on our primary lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce;
•	our ability to avoid or recover from cyber and other security breaches and other disruptions; and
•	the securities markets.

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

PART I

Item 1. Business.

General

Peak Resorts, Inc. was incorporated in Missouri on September 24, 1997 as a holding company to own or lease and operate day ski and overnight drive ski resorts through its wholly owned subsidiaries. Throughout the history of the Company, including the development of the Hidden Valley and Snow Creek ski resorts before the incorporation of Peak Resorts, Inc., the Company has acquired or developed a total of 14 ski resorts. In this annual report, Peak Resorts, Inc., together with its subsidiaries, is referred to as “we,” “us,” “our” or the “Company.”

On November 20, 2014, we completed our initial public offering of our common stock, selling 10 million shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million. Our common stock is traded on the NASDAQ Global Market under the symbol “SKIS”.

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 14 ski resorts primarily located in the Northeast and Midwest, 13 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,860 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated eleven ski resorts since our incorporation in 1997, and we expect to continue executing this strategy.

We have built an award-winning portfolio of individually branded entertainment properties, most of which are recognized as leading ski resorts in their respective markets. Our devotion to maintaining high quality standards across our portfolio through strategic investments and upgrades has created a loyal customer base that contributes to a significant number of repeat visits at each of our resorts. In particular, our investment over the last decade in the latest high-efficiency snowmaking equipment has earned us the reputation as an industry leader in snowmaking efficiency, capacity and quality. Since 2008, we have invested $63.5 million in capital expenditures and growth initiatives. Our strong branding reinforces customer loyalty and serves to attract new visitors through focused marketing campaigns and word of mouth.

Combined, our ski resorts generated approximately 1.3 million visits in the 2015/2016 ski season.  Revenue for fiscal 2016 was down from the prior year due to the unseasonably warm weather in the Midwest and East coast.  As the U.S. economy continues to improve and the weather returns to a more normalized pattern, our resorts are well-positioned to benefit from increased consumer spending on leisure activities, and we expect to continue to increase our lift ticket prices and drive more skier visits to our resorts..

The U.S. ski industry is highly fragmented, with less than 13% of the 463 ski resorts being owned by companies with four or more ski resorts. We believe that our proven ability to efficiently operate multiple resorts as well as our track record of successful acquisitions has created our reputation in the marketplace as a preferred buyer. We believe that our extensive experience in acquiring ski resorts and investing in snowmaking, lifts and other skier services, as well as the synergies we create by operating multiple resorts, drives increased revenues and profitability. Our capabilities serve as a competitive advantage in sourcing and executing investment opportunities as sellers will often provide us a "first look" at opportunities outside of a broader marketing process, allowing us to expand both within our existing markets and into new markets.

We operate in a single business segment—resort operations. We are not dependent on any single customer, the loss of which would have a material impact on our financial statements, and we derive no revenue from foreign sources.

Our Resorts

Our 14 ski resorts consist of six overnight drive ski resorts and eight day ski resorts located across seven states, ranging from Missouri to New Hampshire, and appeal to a wide range of visitors. All of our ski resorts employ high-capacity snowmaking capabilities on over 90% of their terrain as well as food and beverage, equipment rental and retail outlets. All of our properties offer alternative snow activities, such as terrain parks and tubing, in addition to skiing and snowboarding. The diversity of our services and amenities allows us to capture a larger proportion of customer spending as well as ensure product and service quality at our resorts.

New for the 2017 ski season, the Company introduced a new season pass feature which went on sale in March 2016.  The new Peak Pass features a total of six pass options valid at seven different mountain locations across four states in the Northeast. Resorts include Mount Snow in Vermont; Attitash, Wildcat and Crotched Mountains in New Hampshire; Hunter Mountain in New York; and Jack Frost and Big Boulder in Pennsylvania.  The Company believes the variety of each resort's on-mountain experience, as well as the proximity of our resorts, makes the Peak Pass a unique and affordable product for the vast majority of skiers and riders in the Northeastern U.S.

The following table summarizes key statistics relating to each of our resorts as of April 30, 2016:

Property	State	Developed/ Acquired	Nearest Metro MSA	Population Base (millions)	Skiable Acres	Total Lifts	Vertical Drop (ft.)
Hidden Valley	MO	1982	St Louis	3.9	60	9	310
Snow Creek	MO	1985	Kansas City	2.9	40	6	300
Paoli Peaks	IN	1997	Louisville, Nashville	3.0	65	8	300
Mad River*	OH	2001	Columbus, Dayton	2.8	60	12	300
Boston Mills	OH	2002	Cleveland, Akron, Canton	7.1	40	8	264
Brandywine	OH	2002	**	**	48	10	264
Crotched Mountain	NH	2003	Boston	13.9	105	5	1,000
Jack Frost	PA	2005	Philadelphia, New York City	27.3	80	12	600
Big Boulder	PA	2005	***	***	65	11	475
Attitash	NH	2007	Boston	13.9	307	11	1,750
Mount Snow	VT	2007	New York City, Boston, Albany	27.4	490	20	1,700
Wildcat Mountain	NH	2010	Boston	13.9	225	5	2,112
Alpine Valley	OH	2012	Cleveland, Akron, Canton	7.1	54	7	260
Hunter Mountain	NY	2016	New York City, Boston, Albany	27.4	220	12	1,600

* Leased property
** Marketed with Boston Mills
*** Marketed with Jack Frost

We operate portions or all of certain of our resorts pursuant to lease agreements with third parties or pursuant to Forest Service Special Use Permits with the federal government.  We own the remaining land underlying our resorts. For a description of our ownership and use of the land underlying our resorts, see Item 2, “Properties” of this annual report.

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

On January 6, 2016, we completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

A portion of the Hunter Mountain acquisition price was financed pursuant to the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) entered into between the Company and EPR Properties, the Company’s primary lender (“EPR”), on January 6, 2016. The remainder was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. See Part II, Item 7A“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” for additional information.

Financing/Liquidity

The Company has experienced lower than normal liquidity levels as of the end of fiscal 2016.  The weather during the ski season was unfavorably warm which resulted in fewer ski days and lower profitability for the Company.  In addition, the Company is still waiting on the first investor’s approval with regards to our approved EB-5 program.  In anticipation of the EB-5 approval, which would release all funds from escrow, the company has spent more than $13 million of our working capital on starting the West Lake Construction project.  The Company received approval for a $10 million short term financing option which would provide additional liquidity until the start of our 2016/2017 ski season.  The Company has not yet executed the loan, as we continue to wait for EB-5 approval.  If EB-5 is not approved in the next few months, the Company will need to execute on this loan.

In addition, the Master Credit Agreement between the Company and EPR (the “Master Credit Agreement”) includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company must increase the balance of its debt service reserve by $3.3 million.  EPR has agreed to defer the payment of the reserve until the end of the 2016/2017 ski season.  While the Company believes it has sufficient short term liquidity sources, the Company continues to explore longer term financing options to fund short and long-term capital needs.    Please refer to the MD&A section for more specific information on our liquidity, the EB-5 program, and the West Lake construction project.

Debt Restructure

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement (the “Restructure Agreement”) with certain affiliates of EPR, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 5, 2014.  Pursuant to the Debt Restructure, we paid a defeasance fee of $5 million to EPR in addition to the consideration described below.

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

Ski Industry

        The U.S. ski industry was estimated to total approximately 53.9 million skier visits in the 2015/2016 ski season. The National Ski Areas Association Kottke National End of Season Survey (Preliminary Report) reported that there were 463 ski resorts operating during the 2015/2016 ski season in the U.S. Given the consistency and strength of annual skier visits over the last 30 years as well as the state of the recovering economy, we believe that skier participation will remain strong in the coming years.

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

Revenue Components

We, like other day ski resorts and overnight drive ski resorts operators, earn our revenues in six principal categories. In order of their contribution, they are: (i) lift and tubing tickets; (ii) food and beverage sales; (iii) equipment rentals; (iv) ski instruction; (v) hotel/lodging; (vi) retail; and (vii) summer activities. Each revenue center is discussed in more detail below:

	Year ended April 30,
	2016	2015	2014

Revenues
Lift and tubing tickets	$45,541	$50,821	$51,672
Food and beverage	15,816	18,927	18,638
Equipment rental	7,036	8,017	8,584
Ski instruction	6,580	7,242	7,130
Hotel/lodging	7,972	7,623	7,479
Retail	4,560	5,261	4,811
Summer activities	4,309	3,671	3,646
Other	3,915	3,296	3,245
	$95,729	$104,858	$105,205

•

Lift and Tubing Tickets— Lift tickets are our most important source of operating revenues. We place heavy emphasis on sales of season passes and advance group ticket sales to schools, religious organizations and other social groups at a discount. We market our season passes and advance group ticket sales to our ski visitors and the communities we serve. The cost of lift tickets at each of our resorts varies according to geographic region, session time and day of the week.

•

Food and Beverage—Our facilities generally employ cafeteria-style and self-service options to provide a limited menu of simple foods, liquor, beer and wine. We try to maximize revenues and simplify operations by focusing on a limited menu that requires minimal special preparation and related personnel costs.

•

Equipment Rentals— Day ski resorts generally attain a higher percentage of rental revenue than overnight fly destination ski resorts and overnight drive ski resorts because a large majority of day ski resort skiers are novices, who typically do not own ski equipment. Equipment rental rates generally range between $30 and $41 per person per session. We have focused on improving our equipment rental facilities to provide quick access to new and high quality equipment, self-service options with expert advice and fitting available, and immediate access to the lifts and ski instruction areas from the rental facility. By eliminating the equipment rental bottleneck, we believe that we have significantly enhanced the skiers' resort experience, which corresponds to increased rental revenues.

•

Ski Instruction— Ski instruction is considered important to operations because of the large numbers of novice or early intermediate skiers who typically visit day ski resorts. We offer low group lesson prices to encourage participation, which range from $15 and $49 per person per lesson. Individual instructions and private lessons may range from $45 to $105 or more per lesson.

•

Hotel/Lodging— Because we primarily operate day ski resorts, not all of our resorts offer hotel or other lodging services. Our hotel/lodging revenue is comprised of the revenue generated by the lodging facilities at our Attitash, Hunter Mountain and Mount Snow ski resorts. Each has a  hotel on their properties, in which individuals have purchased 100% of all available quartershare interval interests, while we retain ownership of common areas of the hotel and commercial properties. We derive a revenue stream from operating the hotels' retail, restaurant and conference facilities, fees for spa and health club services at the hotels and fees for housekeeping and other related services, and from renting quartershare interval interests when not in use by their owners. We also manage certain condominiums located near the Mount Snow ski resort and receive a portion of the rental fees and property management fees relating to these condominiums. Finally, we own 100% of the Snow Lake Lodge at Mount Snow, which we operate as a traditional hotel.

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

•

Summer Activities— Although the majority of our resorts do not have material operations during the summer months, we do operate several resorts during the summer.  Activities include zip tours, water parks, mountain coasters, horseback riding, conferences, camps, and festivals.

Seasonality

The Company's revenues are highly seasonal in nature. The vast majority of reported revenues are generated during the ski season, which occurs during the third and fourth fiscal quarters.  In an effort to partially counterbalance the concentration of revenue during the winter months, some of our properties offer non-ski attractions, such as golf, roller coasters, swimming, summer concerts and zip rides, but these activities do not comprise a substantial portion of our annual revenues.   Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business.

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

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April.  The weather impact during the current ski season resulted in every resort except one having a later opening date compared to the prior ski season. The following tables illustrate the opening and closing dates for the 2011/2012 through 2015/2016 ski seasons for our 14 ski resorts:

Ski Resort	2011/2012 Open Dates	2012/2013 Open Dates	2013/2014 Open Dates	2014/2015 Open Dates	2015/2016 Open Dates
Attitash	Nov 25 - Mar 25	Dec 7 - Apr 11	Dec 7 - Apr 6	Dec 6 - Apr 5	Dec 26 – Mar 27
Alpine Valley(1)	—	Dec 30 - Mar 3	Dec 28 - Mar 16	Dec 30 - Mar 22	Jan 3 - Mar 6
Big Boulder	Dec 11 - Mar 24	Nov 28 - Apr 20	Nov 14 - Apr 6	Nov 20 - Apr 19	Jan 2 – Mar 27
Boston Mills	Dec 17 - Mar 10	Dec 28 - Mar 10	Nov 29 - Mar 16	Jan 1 - Mar 22	Jan 4 - Mar 8
Brandywine	Dec 30 - Mar 4	Dec 29 - Mar 30	Dec 14 - Mar 16	Jan 2 - Apr 1	Jan 5 – Mar 11
Crotched Mountain	Dec 17 - Mar 18	Dec 1 - Apr 7	Nov 30 - Mar 30	Nov 28 – Apr 5	Dec 29 – Mar 20
Hidden Valley	Jan 4 - Feb 26	Dec 23 - Mar 17	Dec 14 - Mar 15	Jan 2 - Mar 8	Jan 10 - Mar 6
Hunter Mountain (2)	—	—	—	—	Dec 13 – Mar 27
Jack Frost	Dec 17 - Mar 11	Dec 22 - Mar 31	Dec 7 - Mar 23	Dec 12 - Mar 29	Dec 26 - Mar 13
Mad River	Dec 17 - Mar 11	Dec 23 - Mar 17	Nov 30 - Mar 16	Dec 20 - Mar 22	Jan 2 - Mar 8
Mount Snow	Dec 10 - Mar 25	Nov 22 - Apr 21	Nov 15 - Apr 13	Nov 21 - Apr 19	Nov 26 - Apr 3
Paoli Peaks	Jan 3 - Mar 4	Dec 23 - Mar 10	Dec 14 - Mar 9	Dec 31 - Mar 8	Jan 4 - Mar 6
Snow Creek	Dec 17 - Mar 4	Dec 22 - Mar 17	Dec 14 - Mar 9	Dec 31 - Mar 8	Dec 31 - Mar 6
Wildcat Mountain	Dec 18 - Apr 15	Nov 22 - Apr 21	Nov 28 - Apr 27	Nov 9 - Apr 30	Nov 26 - Apr 24

(1)

Data for Alpine Valley is included for the 2012/2013, 2013/2014, 2014/2015 and 2015/2016 ski seasons only, as we acquired the ski resort in November 2012.

(2)

Data for Hunter Mountain is included for the 2015/2016 ski season only, as we acquired the ski resort in January 2016.

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

Each of our resorts also maximizes community awareness through radio, special events and promotions and “free media” advertising, when possible. We host charity events and tournaments, issue media passes and encourage live radio and television broadcasts for segments such as weather or sports. For example, events we have hosted include the following: Dew Tour, X-Games, Tough Mudder, SAM Cutters Camp, Transworld Trans-am Snowboard Event, Mountain Dew Vertical Challenge, NCAA National Downhill Championships, Special Olympics Games, Military Salutes, Taste of Country Music Festival, and U.S. National Mountain Biking Championships.

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

Competitive Strengths

        We believe our strengths are as follows:

•We own a high-quality branded portfolio.  We own 13 and operate 14 high-quality ski resorts, each of which is individually branded and recognized to be a leading ski resort in its respective regional market. Our devotion to maintaining high quality standards through strategic investments and upgrades has created a loyal customer base at each of our resorts. Our strong branding reinforces customer loyalty and serves to attract new guests through focused marketing campaigns and word of mouth.

•We have a history of investing in targeted capital projects to increase profitability.  We are continuously evaluating our property-level performance and are committed to increasing our profitability. Many ski resort operators are unwilling to invest in improvements due to capital constraints and the perceived risk of such investments. Since 2008, we have invested $63.5 million throughout our portfolio in an effort to improve the profitability of our ski resorts through energy-efficient snowmaking machinery, high-speed/high-capacity lifts and additional features such as terrain parks and various other infrastructure investments. The costs of these improvements are significantly outweighed by the benefits realized, which include higher quality and less costly snow, shorter lift lines, terrain expansion and customer appreciation. We have found that the ability to transport customers up the mountain on high-speed chairlifts and to reduce lift lines not only attracts skiers and promotes a better skiing experience but also leads to higher restaurant and retail sales and increased customer satisfaction.

•We are an experienced and successful acquirer and integrator.  We have grown our Company significantly since inception by acquiring strategically located ski resorts with the potential for increased revenue growth and margin expansion. We have successfully acquired and integrated eleven ski resorts since 1997. We adhere to a disciplined acquisition strategy by pursuing opportunities at attractive acquisition prices that can create additional value through operational improvements and efficiencies. After acquiring a ski resort, we implement a strategic repositioning program designed during the underwriting process and integrate the resort into our portfolio. We believe that our track record for acquiring and integrating ski resorts makes us an industry leader and gives us a competitive advantage over other buyers.

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

Operating a ski resort requires a high level of expertise and strict regulatory and environmental compliance. Additionally, many resorts have built significant customer loyalty and brand awareness over multiple generations, which can be difficult for a new entrant to overcome. These factors have contributed to the number of ski resorts decreasing 37%, from 735 in 1984 to 463 in 2016 as smaller, poorly capitalized resorts have been unable to compete effectively. With our large existing portfolio, proven capital investment strategy and strong customer loyalty, we believe our Company is competitively well-positioned.

•Our ski resort portfolio is diverse.  Our portfolio of 14 ski resorts consists of six overnight drive ski resorts and eight day ski resorts located across seven states ranging from Missouri to New Hampshire. We believe that our portfolio mix enables us to reach a large customer base seeking high-quality ski resorts within driving distance of major metropolitan areas. Each of our ski resorts is located within reasonable drive times from major metropolitan areas such as New York City, Boston, Philadelphia, Cleveland and St. Louis, which we believe provides us with a consistent repeat customer base and increases our new customer outreach potential. We believe that the size and geographic diversity of our portfolio helps insulate the Company's financial performance against adverse economic and weather conditions.

•We are a proven operator of ski resorts.  We have operated numerous ski resorts since our incorporation in 1997. Due to our extensive operating expertise, we believe we have a profitable and efficient platform that positions us to take advantage of growth initiatives and cost controls.

•Management’s and new stockholders’ interests are aligned.  Our management team owns approximately 16.2% of our outstanding shares. We believe that this substantial ownership position aligns the interest of our operating team with that of our new stockholders.

Intellectual Property

        We understand the importance to the sales and marketing of our resorts that a strong brand can maintain. Wildcat Mountain Ski AreaSM,  Mount Snow®, Boston Mills Ski ResortSM,  Hidden ValleySM,  Crotched Mountain Ski AreaSM ,  Alpine Valley and Hunter MountainSM are trademarks, service marks and trade names owned by certain subsidiaries of Peak Resorts, Inc.

Regulation and Legislation

       The 1986 Ski Area Permit Act and Master Development Plans

        The 1986 Ski Area Permit Act (the "1986 Act") allows the Forest Service to grant Term Special Use Permits for the operation of ski resorts and construction of related facilities on National Forest lands. In addition, the permits granted to our ski resorts under the 1986 Act require a Master Development Plan for each ski resort that is granted a Special Use Permit. Of our 14 resorts, only portions of Attitash and Mount Snow and all of Wildcat Mountain operate under Special Use Permits. The ski-able terrain at our other resorts is located on land that we own or lease from non-government third parties.

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

       Underground Storage Tank Regulations

        We have underground storage tanks ("USTs") on our ski resort properties in Ohio, New Hampshire, New York Pennsylvania and Vermont for the purpose of storing gasoline, fuel oil and propane that we use in the operation of our resorts, lodges and skier service buildings. The federal Solid Waste Disposal Act gives the Environmental Protection Agency ("EPA") the authority to regulate USTs. State UST programs that are at least as strict as the federal regulations and that have been approved by the EPA govern the USTs in lieu of the federal regulations. The objectives of the state UST programs are to ensure that:

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

Employees

        We, together with our operating subsidiaries, currently employ approximately 630 year-round employees. During the height of our ski season, we employ approximately 6,000 seasonal employees.

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

Risks Related to the Company –

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

        The ability to attract visitors to our resorts is influenced by weather conditions and by the number of cold weather days during the ski season. Unseasonably warm weather can adversely affect skier visits and our revenue and profits. For example, warm weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Also, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall season. There is no way for us to predict future weather patterns, including any such patterns caused by climate change, or the impact that weather patterns may have on our results of operations or visitation.

         Our business is highly seasonal and the occurrence of certain events during our peak times could have a negative effect on our revenues.

        Our resort operations are highly seasonal. Although the air temperatures and timing and amount of snowfall can influence the number and type of skier visits, the majority of the skier visits are from mid-December to early April. Accordingly, during the past two fiscal years, we generated, on average, 88.3% of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2015/2016  ski season, we generated 31.4% of our revenues on weekends and 19.4% of our revenues during these three major holiday periods. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business. Operating results for any three-month period are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year.

        A high degree of seasonality in our revenues and our dependence on weekends and the three major ski holidays increases the impact of certain events on our operating results. Adverse weather conditions, equipment failures, and other developments of even moderate or limited duration occurring during these peak business periods could significantly reduce our revenues.

We may require additional funding in order to complete our existing capital improvement projects, commence new capital improvement projects and fund operations.

The Company experienced lower than normal liquidity levels at the end of fiscal 2016 due primarily to lower revenues resulting from unfavorable weather conditions and delays in the release of the EB-5 investment funds from escrow.  Our ability to fund the ongoing Carinthia Ski Lodge and West Lake capital improvement projects, other capital improvement projects, and operations generally will depend on the amount of cash generated by our operations and the availability of additional sources of funding.  Our projections of cash flows from operations and, consequently, future cash needs are subject to uncertainty.

We are actively exploring financing opportunities.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the availability of the EB-5 investment funds.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce our capital improvement plans.  If we raise additional funds by issuing equity securities, existing stockholders may be diluted.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities or short-term loans, the terms of such transactions may be expensive to the Company or disadvantageous to our existing shareholders. For example, we may sell or issue our securities at discounts to market, or pursuant to terms and conditions that may favor the investor, including dividend, voting, board membership, conversion, redemption or liquidation provisions; the issuance of securities with anti-dilution provisions; and the grant of registration rights. If we issue additional equity securities to obtain funding, such an issuance may result in dilution to the existing holders of our common stock who do not have anti-dilution rights. An issuance of additional equity securities would result in a reduction of an existing shareholder’s percentage interest in our Company. If we raise debt financing, we may be required to secure the financing with our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

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

        The skiing industry is highly competitive and capital intensive. Our ski resorts located in the Northeastern U.S., such as Hunter Mountain, Mount Snow, Attitash and Wildcat Mountain, and those located in the Southeastern U.S. (which includes

Pennsylvania for purposes of ski industry statistics), such as Jack Frost and Big Boulder, compete against other ski resorts in their markets for both day and overnight drive skiers. Our competitive position depends on a number of factors, such as the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services and resort reputation. Some of our competitors have stronger competitive positions in respect of one or more of these factors, which may adversely affect our ability to maintain or grow our customer base.

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

        We declared our first quarterly cash dividend on our common stock in January 2015 and continued to declare quarterly dividends through January 2016 at a quarterly rate of $0.1375 per share. The board made the decision in April 2016 that it would not be prudent to declare a dividend due to lower cash levels primarily caused by the delay in approval of our EB-5 program,  as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season.  We cannot assure you that this initial dividend rate will be reinstated or that we will continue to pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations. For example, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement. Furthermore, our results of operations and financial condition could be materially and adversely affected by the factors described in this "Risk Factors" section, which could limit our ability to pay dividends in the future. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio. As a result, we are required to increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the end of the 2016/2017 ski season.

         Our ability to declare and pay dividends is dependent on cash flow generated by our subsidiaries because we are a holding company.

        We are a holding company with no operations. Our subsidiaries own most of the assets that will generate income. Therefore, our ability to declare and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, distribution or otherwise. Our subsidiaries may not be able or permitted to make distributions to enable us to make dividend payments in respect of our common stock. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In addition, any future financing or other arrangements that our subsidiaries enter into could limit their ability to make distributions to us. In addition, the Master Credit Agreement limits certain of our subsidiaries' ability to make distributions to us in the event of a default, or if the Company's Consolidated Fixed Charge Coverage Ratio falls below

1.25:1.00. In the event that we do not receive distributions from our subsidiaries, we may be unable to make dividend payments on our common stock. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.

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

If we experience any service interruptions, data corruption, cyber or other security breaches, our operations could be disrupted.

We rely on our information technology systems, which may be susceptible to damage, disruptions or shutdowns as a result of, for example, failures during the process of upgrading or replacing technology, power outages, hardware failures, computer viruses, computer hackers, telecommunication failures, user errors, or even catastrophic events.  If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business maybe disrupted, resulting in an inability to operate the effected resorts.

We also possess sensitive customer and employee information and may provide such data to third parties for analysis, benefit distribution or compliance purposes. While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures. Consequently, a security breach could result in unauthorized disclosure of confidential information.   In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.

Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our customers’ or employees’ personal information, (b) increased costs to implement additional protections and processes, (c) a disruption of our business and a loss of revenue, (d) damage to our relationships and reputation, and (e) fines or lawsuits.  In addition, the costs related to cyber or other security threats or breaches may not be fully insured or indemnified.

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

        Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources (either directly or through third parties), which requires significant capital expenditures. Capital expenditures for fiscal 2016 were approximately $16.9 million. To the extent that we are unable to obtain the funds necessary to maintain and grow our business with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

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

        Revenue generated from Mount Snow in fiscal 2016 represented approximately 35.1% of our total fiscal 2016 revenues. Mount Snow, like our other resorts, is subject to various risks such as those described in this “Risk Factors” section, including natural disasters, changes in consumer leisure tastes, competition from other area ski resorts, decreased water supply and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow would have a material adverse effect on our financial condition and results of operations.

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

        The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, and the West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons. We conducted an offering to raise $52.0 million to fund the Carinthia Ski Lodge Project and the West Lake Project.  As of April 30, 2016, we had commitments for $52.0 million in Partnership investments, all of which has been funded and is being held in escrow.  Since that date, we have had 3 investors withdraw for personal reasons, which is allowed under the program while the fund are still in escrow.  Each investor originally contributed $0.5 million.  It is the Company’s intent to replace the withdrawn funds with funds from new investors.  We are currently following up with several potential investors to replace the withdrawn funds.    In addition, the Company is still waiting on the first investor’s approval with regards to our approved EB-5 program.  In anticipation of the EB-5 approval, which would release all funds from escrow, the Company has spent more than $13 million of our working capital on starting the West Lake Construction project.  Additional delays in the first investor’s approval or a failure to approve the first investor may result in the Company having insufficient funds to complete the Carinthia Ski Lodge Project or West Lake Project or implement future plans to improve our resorts.

        The current EB-5 program as it relates to the Regional Center Pilot Program term expires on September 30, 2016. Though the program has been regularly reinstated since its inception in 1990, there is no guarantee that it will be reauthorized upon the expiration in 2016. Furthermore, we cannot guarantee that we will successfully raise sufficient funds under the EB-5 program in order to complete the Carinthia Ski Lodge Project or West Lake Project, or implement future plans to improve our resorts. In either of those cases, conventional financing options, such as loans, may prove too costly or may not be available, which could result in cancellation of our development and improvement plans and have a material adverse effect on our business. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash" for further details about the EB-5 program and Mount Snow development projects.

         We lease all or some of the land underlying certain of our resorts from third parties.

        We lease some or all of our property at Paoli Peaks and Mad River from third parties. Our lease at Paoli Peaks terminates in 2078 and our lease at Mad River terminates in 2034. Combined, these resorts contributed 7.9% of our total revenues for the year ended April 30, 2016. A termination of any of these leases could negatively impact our results of operations.

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

         We currently rely on one lender and its affiliates as a source for the majority of our financing and credit.

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

         We will not be required by Section 404 of the Sarbanes-Oxley Act to have our independent registered public accounting firm formally attest to the effectiveness of our internal controls while we qualify as an "emerging growth company." If we are unable to establish and maintain effective internal controls, or those controls are not identified during management review of our internal controls, our financial condition and operating results could be adversely affected.

        In fiscal year 2016, management hired a consulting firm to assist us in our evaluation and implementation of an internal control structure to comply with the SEC rules for implementing Section 404 of the Sarbanes-Oxley Act.  We, as management, are required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Our independent registered public accounting firm, however, is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further, we may take advantage of other accounting and disclosure related exemptions afforded to "emerging growth companies" from time to time. If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

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

•  fluctuations in trading volume;

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

        As a public company, we are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are required to make our first assessment of our internal control over financial reporting in fiscal 2016. Our independent registered public accounting firm, however, will not be required to formally attest to the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company.

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

        We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public

market upon issuance, subject to vesting conditions.    As of April 30, 2016, 63,741 restricted stock units were issued to independent directors, of which 5,334 were forfeited, resulting in a remaining balance of 500,889 shares available for issuance.

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

Wildcat Mountain (225 total and skiable acres) Jackson, NH	Used per terms of a Special Use Permit(4)	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Alpine Valley (135 total acres; 54 skiable acres) Chesterland, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Hunter Mountain (1,537 total acres, 220 skiable acres) Hunter, NY	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities and conference/meeting rooms

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

Item 4. Mine Safety Disclosures

       None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “SKIS” since November 21, 2014 following the completion of our initial public offering. Prior to that time, there was no public market for our common stock. As of July 14, 2016, 13,982,400 shares of our common stock were outstanding, held by approximately 29 holders of record.

The following table sets forth information on the high and low sales prices of our common stock on the NASDAQ Global Market and the quarterly cash dividends declared per share of common stock for each quarterly period since our initial public offering:

	Market price per share
Quarter ended	High	Low	Cash dividends declared per share
April 30, 2016	$5.58	$2.60	$-
January 31, 2016	$7.70	$5.04	$0.1375
October 31, 2015	$7.75	$6.50	$0.1375
July 31, 2015	$7.73	$6.25	$0.1375
April 30, 2015	$7.82	$5.76	$0.1375
January 31,2015	$9.19	$6.89	$0.1091*

*The first cash dividend declared was pro rated for a 73-day period from the effective date of the Company’s       initial public offering through the end of the Company’s third fiscal quarter.

In fiscal 2015, the Company’s board of directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.55 per share, subject to quarterly declarations.  The board made the decision in April 2016 that it would not be prudent to declare a dividend due to lower cash levels of the company due to the delay in approval of our EB-5 program.  The reinstatement or paying of regular quarterly dividends is subject to the discretion of our board of directors, applicable law and contractual restrictions.

The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations. For example, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (i) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement.  For a more complete description of the Master Credit Agreement and applicable restrictions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” and Note 4, “Long-term Debt” to our consolidated financial statements.  As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, we are required to increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the end of the 2016/2017 ski season.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 200 Index and the S&P Small Cap 600 Consumer Discretionary Index from May 1, 2015, the first day of trading in fiscal year 2016, through April 30, 2016, our fiscal year end.  The following is based on an investment of $100 in our common stock, the Russell 2000 Index and the S&P Small Cap 600 Consumer Discretionary Index, with dividends reinvested where applicable.

Total Return Performance
120
110
100
90
80
70
60
50
5/1/2015
7/13/2015
9/24/2015
12/6/2015
2/17/2016
4/30/2016
Peak Resorts
Russell 2000 Index
S&P Small Cap 600 Consumer Discretionary Index

Source: Bloomberg

	Period Ending
Index	5/1/2015	4/30/2016
Peak Resorts	100.00	51.09
Russell 2000	100.00	93.43
S&P Small Cap 600 Consumer Discretionary	100.00	92.38

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

	Year ended April 30,
	2016	2015	2014	2013	2012

Income Statement Information
Revenues	$95,729	$104,858	$105,205	$99,688	$82,044
Operating expense (1)	72,215	78,586	78,833	72,437	67,285
Depreciation and Amortization	10,709	9,450	9,155	8,850	9,510
Land and building rent	1,386	1,440	1,464	1,428	1,679
Settlement of lawsuits	-	(2,100)	700	-	-
Gain on involuntary conversion	195	-	-	-	-
Interest expense, net	10,814	15,458	17,359	12,785	11,516
Defeasance fee paid with debt restructure	-	5,000	-	-	-
Gain on sale/leaseback	333	333	333	333	333
Write off of incremental stock issuance cost	-	-	-	-	1,168
Investment income	8	11	11	9	23
Income (loss) before income tax (2)	(5,304)	(2,632)	(1,962)	4,530	(8,757)
Net income (loss)	$(3,226)	$(1,854)	$(1,501)	$2,707	$(5,295)
Basic and diluted earnings (loss) per share	$(0.23)	$(0.22)	$(0.38)	$0.68	$(1.33)
Other Financial Information (unaudited)
Reported EBITDA (3)	$16,240	$25,400	$25,365	$25,939	$13,031
Capital expenditures	$16,338	$14,144	$10,028	$14,900	$21,817
Other Data (unaudited)
Operations:
Skier visits (4)	1,166	1,554	1,570	1,520	1,221
Revenue per skier visit (5)	$82.11	$67.45	$67.02	$65.53	$67.22
Revenue per visit (6)	$73.32	$61.34	$60.06	$59.14	$60.94
Tube visits	140	155	182	166	125
Total visits	1,306	1,709	1,752	1,686	1,346
Other Balance Sheet Data
Cash and cash equivalents	$5,396	$16,849	$13,186	$11,971	$6,179
Restricted cash (7)	$61,099	$37,519	$13,063	$12,141	$11,036
Total assets	$313,963	$241,540	$206,537	$201,749	$185,043
Long-term debt and capitalized lease obligations (including current portions and line of credit) (8)	$140,718	$100,062	$175,148	$171,525	$160,729
Net debt (9)	$135,322	$83,213	$161,962	$159,554	$154,550
Dividends declared	$5,768	$3,449	$-	$-	$-
Total stockholders' equity	$71,634	$80,438	$3,488	$4,990	$2,282

________________________

(1)	Operating expenses before depreciation and amortization and land and building rent.
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

Overview

We own or lease and operate 14 ski resorts throughout the Midwestern, Northeastern and Southeastern U.S. Our ski resorts, which include both day ski resorts and overnight drive ski resorts, offer snow skiing, snowboarding and other snow sports. During the last two ski seasons, we had an average of 1.4 million skier visits each year.

We and our subsidiaries operate in a single business segment—resort operations. The consolidated financial data for our fiscal years ended April 30, 2016, 2015, and 2014 presented in this annual report is comprised of the data of our 14 ski resorts. Also included in the financial information presented are ancillary services, primarily consisting of food and beverage services, equipment rental, ski instruction, hotel/lodging and retail.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April. See Item 1, “Business—Seasonality” for an illustration of the opening and closing dates for the 2011/2012 through 2015/2016 ski seasons for our 14 ski resorts.

We, like other day ski resort and overnight drive ski resort operators, earn our revenues in six principal categories. In order of their contribution, they are: lift and tubing tickets, food and beverage sales, equipment rentals, ski instruction, hotel/lodging, and retail. For more detailed information about each revenue category, see "Business—Revenue Components."

Our single largest source of revenue is the sale of lift tickets (including season passes) which represented approximately 47.6%, 48.5% and 49.1% of net revenue for fiscal 2016, 2015 and 2014, respectively. Lift ticket revenue is driven by the volume of lift tickets and season passes sold and the pricing of these items. Most of our season pass products are sold before the start of the ski season. Season pass revenue, although collected prior to the ski season, is recognized in the consolidated statement of earnings (loss) over the ski season based upon the estimated length of the season. For the 2015/2016, 2014/2015 and 2013/2014 ski seasons, approximately 38.1%, 29.9% and 28.2%, respectively, of total lift revenue recognized was comprised of season pass revenue. There can be no assurance that future season pass sales will be similar to historical trends.

The cost structure of our operations has a significant fixed component with variable expenses including, but not limited to, retail and food and beverage cost of sales, labor, power and utilities. As such, profit margins can fluctuate based on the level of revenues.

Seasonality and Quarterly Results

Our resort operations are seasonal in nature. In particular, revenue and profits for our operations are substantially lower and historically result in losses from late spring to late fall, which occur during our first and second fiscal quarters. Revenue and profits generated by our summer operations are not sufficient to fully offset our off-season expenses from our operations. During fiscal 2016 and 2015, 88.3% and 89.0%, respectively, of resort revenues were recognized in the third and fourth fiscal quarters. Therefore, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

Recent Trends

The timing and duration of favorable weather conditions impact our revenues in regard to the timing and number of skier visits. Though the amount of snowfall early in the ski season does encourage skier visits, all of our ski resorts have snowmaking capabilities in the event that the natural snowfall is insufficient. Cold weather, however, is essential to a successful ski season. There is no way to predict favorable weather conditions in the future. We sell season passes prior to the start of the ski season to help mitigate any negative effects that unfavorable weather may have on our revenues.  Driven by the positive response for the newly introduced Peak Pass product for the 2016/2017 season, overall unit presales were up 40 percent, compared to the prior year, resulting in pass-related deferred revenue growth of 29 percent over the same time period.

We faced significant weather challenges during the 2015/2016 ski season due to unseasonably warm weather in the Midwest and the Northeast. Early season warm weather significantly impacted our Christmas season. The warmer weather continued throughout the season causing lower visits. The acquisition of Hunter Mountain in January 2016 mitigated the impact. Fiscal 2016 Reported EBITDA was $16.2 million, down $9.2 million from fiscal 2015, and revenue for fiscal 2016 was down $9.1 million from fiscal 2015. Though we have increased the prices of most of our lift tickets, passes and other products and services in each of the last two ski seasons, there can be no assurance that we will be able to increase prices in the future or predict the impact that pricing increases may have on visitation or revenue.

Our skier visits of 1.2 million in fiscal 2016 were down 25.0%from fiscal 2015. This compares to a 28.1% decrease in total U.S. skier visits to Northeast resorts and a 16.7% decrease in total U.S. skier visits to Midwest resorts reported by the NSAA’s Kottke National End Season Survey 2015/2016 Preliminary Report. Our total resort visits, which include tube visits, were down 23.6% from fiscal 2015. Total visits to our Northeast resorts were down from 1.07 million in fiscal 2015 to 0.85 million in fiscal 2016. Total visits to our Midwest resorts decreased from 0.64 million in fiscal 2014 to 0.45 million in fiscal 2016. Total visits during the Christmas period were down from 0.13 million in fiscal 2015 to 0.08 million in fiscal 2016, due to the adverse weather impacting the Christmas holiday period primarily at our Midwest resorts. Total visits other than during the three holiday periods (Christmas, MLK Weekend and President’s Weekend) were down from 1.3 million in fiscal 2015 to 0.96 million in fiscal 2016.  In addition, season pass holder visits decreased from 0.60 million in fiscal 2015 to 0.41in fiscal 2016, while pay-per-visit total visits decreased from 0.95 million in 2015 to 0.76 million in fiscal 2016.  The warm weather continued into the early spring ski season affecting visits. March and April visits were 0.15 million in fiscal 2016 down from 0.33 million in fiscal 2015.

Recent Events

Financing/Liquidity

The Company has experienced lower than normal liquidity levels as of the end of fiscal 2016.  The weather during the ski season was unfavorably warm which resulted in fewer ski days and lower profitability for the Company.  In addition, the Company is still waiting on the first investor’s approval with regards to our approved EB-5 program.  In anticipation of the EB-5 approval, which would release all funds from escrow and allow those funds to spend on project related activies, the company has spent more than $13 million of our working capital on starting the West Lake Construction project, which is part of the overall Mt. Snow Development Project.  The Company received approval for a $10 million short term financing option which would provide additional liquidity until the start of our 2016/2017 ski season.  The Company has not yet executed the loan, as we continue to wait for EB-5 approval.  If EB-5 is not approved in the next few months, the Company will need to execute on this loan.  The board made the decision in April 2016 that it would not be prudent to declare a dividend due to lower cash levels primarily caused by the delay in the approval of our EB-5 program, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season.

In addition, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company must increase the balance of its debt service reserve by $3.3 million.  EPR has agreed to defer the payment of the reserve until the end of the 2016/2017 ski season.  The Company continues to explore financing options to fund short and long-term capital needs.

The company has received approval for a $10 million short term financing option, if needed, to assist with the remainder of our summer season if our EB-5 projects first investor approval is not received in the near term.  The board made the decision April 2016 that it would not be prudent to declare a dividend due lower cash levels of the company due to the delay in approval our EB-5 program.  In addition, the company is also working on evaluating various alternatives, to assist with our long term liquidity.  Please refer below in the MD&A section for more specific information on our liquidity, the EB-5 program, and the West Lake construction project.

Resort Acquisition

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. pursuant to the terms of the Purchase Agreement entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

A portion of the Hunter Mountain acquisition price was financed pursuant to the Hunter Mountain Credit Agreement, and the remainder was financed with funds drawn on the Company’s Line of Credit Agreement with Royal Banks of Missouri. See “Liquidity and Capital Resources—Significant Sources of Cash” for additional information.

We have included Hunter Mountain’s results of operations in our financial statements since the date of acquisition.

Initial Public Offering and Debt Restructure

During fiscal 2015, we completed the initial public offering of our common stock, selling 10,000,000 shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million.  With the proceeds from the offering, we (i) repaid approximately $75.8 million of our outstanding debt; (ii) paid approximately $0.4 million to acquire the portion of the land underlying Crotched Mountain that we previously leased; and (iii) paid a defeasance fee to our lender of $5.0 million in connection with the prepayment of a portion of our debt. We used the remaining proceeds for working capital and general corporate purposes.

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

Capital Projects

We had one major capital project in fiscal 2016. We started the construction of the West  Lake project which will be financed through the EB-5 program, once our first investor is approved.  The West Lake project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons.

We had three major capital projects in fiscal 2015. We replaced aging and inefficient snow making equipment at our Attitash, Mount Snow and Wildcat resorts with new high efficiency equipment.

We had one major capital project in fiscal 2014. At Alpine Valley in Ohio, we replaced the pump house and maintenance buildings, significantly improved our snowmaking capacity and improved our uphill capacity with the addition of two ski lifts.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Year ended April 30,			Percent increase (decrease)	Percent increase (decrease)
	2016	2015	2014	2016/2015	2015/2014

Revenues
Lift and tubing tickets	$45,541	$50,821	$51,672	-10.4%	-1.6%
Food and beverage	15,816	18,927	18,638	-16.4%	1.6%
Equipment rental	7,036	8,017	8,584	-12.2%	-6.6%
Ski instruction	6,580	7,242	7,130	-9.1%	1.6%
Hotel/lodging	7,972	7,623	7,479	4.6%	1.9%
Retail	4,560	5,261	4,811	-13.3%	9.4%
Summer activities	4,309	3,671	3,646	17.4%	0.7%
Other	3,915	3,296	3,245	18.8%	1.6%
	95,729	104,858	105,205	-8.7%	-0.3%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	39,331	38,744	38,950	1.5%	-0.5%
Retail and food and beverage cost of sales	7,735	9,571	9,122	-19.2%	4.9%
Power and utilities	6,839	6,950	8,500	-1.6%	-18.2%
Other	18,310	17,405	17,370	5.2%	0.2%
	72,215	72,670	73,942	-0.6%	-1.7%
Depreciation and amortization	10,709	9,450	9,155	13.3%	3.2%
General and administrative expenses	4,513	4,088	3,240	10.4%	26.2%
Land and building rent	1,386	1,440	1,464	-3.8%	-1.6%
Real estate and other taxes	1,932	1,828	1,651	5.7%	10.7%
Settlement of lawsuit	-	-	700	0.0%	100.0%
	90,755	89,476	90,152	1.4%	-0.7%
Other operating income
Gain on settlement of lawsuit	-	2,100	-	-100.0%	100.0%

Gain on involuntary conversion	195	-	-	100.0%	0.0%
Income from Operations	5,169	17,482	15,053	-70.4%	16.1%

Other Income (expense)
Interest, net of interest capitalized of $867, $488 and $344 in 2016, 2015 and 2014, respectively	(10,814)	(15,458)	(17,359)	-30.0%	-11.0%
Defeasance fee paid with debt restructure	-	(5,000)	-	100.0%	0.0%
Gain on sale/leaseback	333	333	333	0.0%	0.0%
Investment income	8	11	11	-27.3%	0.0%
	(10,473)	(20,114)	(17,015)	-47.9%	18.2%

Loss before income tax benefit	(5,304)	(2,632)	(1,962)	101.5%	34.1%
Income tax benefit	(2,078)	(778)	(461)	167.1%	68.8%
Net Loss	$(3,226)	$(1,854)	$(1,501)	74.0%	23.5%
Total reported EBITDA	$16,240	$25,400	$25,365	-36.1%	0.1%

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. GAAP.  The following table includes a reconciliation of Reported EBITDA to net income (loss) (in thousands):

	Year ended April 30
	2016	2015	2014

Net income (loss)	$(3,226)	$(1,854)	$(1,501)
Income tax benefit	(2,078)	(778)	(461)
Interest expense, net	10,814	15,458	17,359
Defeasance fee paid with debt restructure	-	5,000	-
Depreciation and amortization	10,709	9,450	9,155
Investment income	(8)	(11)	(11)
Gain on sale/leaseback	(333)	(333)	(333)
Gain on involuntary conversion	(195)	-	-
Insurance loss	400	-	-
Hunter Mountain season pass liability acquisition adjustment	157	-	-
Non-routine legal and settlement of lawsuit, net	-	(1,532)	1,157
	$16,240	$25,400	$25,365

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

Comparison of Operating Results for the Years ended April 30, 2016 and 2015

Lift and tubing revenue decreased $5.3 million, or 10.4%, for fiscal 2016 compared to fiscal 2015.  Season pass sales and seasonal program sales decreased $0.6 million, or 3.5%, from fiscal 2015 to fiscal 2016. The decrease in lift and tubing revenue relates primarily to the decrease in skier visits. The decrease was mitigated by the impact of the Hunter acquisition.

Food and beverage revenue decreased $3.1 million, or 16.4%, for fiscal 2016 compared to fiscal 2015, which is attributable to decreased skier visits. The decrease was mitigated by the impact of the Hunter acquisition.

Rental revenue decreased $1.0 million, or 12.2%, for fiscal 2016 compared to fiscal 2015, which is attributable to the decrease in resort skier visits.  The decrease was mitigated by the impact of the Hunter acquisition.

Ski instruction revenue decreased $0.7 million, or 9.1%, for fiscal 2016 compared to fiscal 2015, which is attributable to the decrease in skier visits. The decrease was mitigated by the impact of the Hunter acquisition.

Hotel and lodging revenue increased $0.3 million, or 4.6%, for fiscal 2016 compared to fiscal 2015, which is attributable to increased summer occupancy and the impact of the Hunter acquisition.

Retail revenue decreased $0.7 million, or 13.3%, for fiscal 2016 compared to fiscal 2015, which is attributable to the decrease in skier visits. The decrease was mitigated by the impact of the Hunter acquisition.

Summer revenue increased $0.6 million, or 17.4%, for fiscal 2016 compared to fiscal 2015, which is attributable to the first season of the zip rider at our Attitash resort.

Other revenue increased $0.6 million, or 18.8%, for fiscal 2016 versus 2015 as a result of the impact of the Hunter acquisition.

Labor and labor related expenses increased $0.6 million, or 1.5%, for fiscal 2016 versus fiscal 2015. Labor efficiencies and reduced days of operations contributed $2.4 million in labor and expense savings. Benefits and taxes contributed another $0.7 million in savings offset by the impact of the Hunter acquisition.

Retail and food and beverage cost of sales decreased $1.8 million, or 18.5%, for fiscal 2016 versus fiscal 2015 as a result of decreased retail and food and beverage revenue offset by the impact of the Hunter acquisition.

Power and utility expense decreased $0.1 million, or 1.6%, for fiscal 2016 versus fiscal 2015. The decrease in operating days reduced power and utility expense by $0.8 million offset by the impact of the Hunter acquisition.

Other resort operating expenses increased by $0.9 million, or 5.2%, for fiscal 2016 versus fiscal 2015. The decrease in operating days reduced other resort operating expenses by $2.4 million offset by the impact of the Hunter acquisition.

Depreciation and amortization increased $1.2 million, or 13.1%, for fiscal 2016 versus fiscal 2015 as a result of assets put in service in the current fiscal year and the impact of the Hunter acquisition.

General and administrative expenses increased $0.2  million, or 5.7%, for fiscal 2016 versus fiscal 2015 primarily due to an increase in corporate payroll costs.

Real estate and other taxes increased $0.9 million , or 5.7%, as a result of the impact of the Hunter acquisition.

The Company settled a lawsuit during fiscal 2015 which resulted in $2.1 million of income.

The decrease in interest expense net, of $4.0   million, was a result of reduced interest resulting from the pay down of debt as a part of the restructuring in December 2014, $0.6 million as a result in capitalized interest offset by the interest on the debt related to the Hunter acquisition.

In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee to EPR in fiscal 2015.

Income tax benefit increased $1.3 million as a result of an increase in the loss before income tax expense of $2.7 million for fiscal 2016 as compared to fiscal 2015.

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. However, the Company has experienced lower than normal liquidity levels at the end of fiscal 2016.  The weather during the ski season was unfavorably warm which resulted in fewer ski days and lower profitability for the Company.  We had $5.4 million of cash and cash equivalents at April 30, 2016 compared to $16.8 million at April 30, 2015. Cash of $10.6 million was provided by operating activities during the year ended April 30, 2016 compared to $6.9 million of cash provided by the year ended April 30, 2015. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements discussed below, as needed.    The Company continues to explore additional financing options to fund short and long-term future capital needs.

We conducted an offering to raise $52.0 million to fund the Carinthia Ski Lodge Project and the West Lake Project.  As of April 30, 2016, we had commitments for $52.0 million in Partnership investments, all of which has been funded and is being held in escrow.  Since that date, we have had 3 investors withdraw for personal reasons, which is allowed under the program while the fund are still in escrow.  It is the Company’s intent to replace the withdrawn funds with funds from new investors.  We are currently following up with several potential investors to replace the withdrawn funds.    The Company is still waiting on the first investor’s approval with regards to our approved EB-5 program.  Once the first investor’s application is approved, all of the funds will be released from escrow.  The Company has spent more than $13 million of our working capital on starting the West Lake Construction project, which will be reimbursed to the Company once the funds are released from escrow.

The company has received approval for a $10 million short term financing option, if needed, to assist with the remainder of our summer season if our EB-5 projects first investor approval is not received in the near term.  In addition, the company is also working on evaluating various alternatives to assist with our long term liquidity. The board also made the decision April 2016 that it would not be prudent to declare a dividend due lower cash levels primarily driven by the delay in approval of our EB-5 program,  as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season.

Long-term debt at April 30, 2016 and April 30, 2015 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. Furthermore, as discussed in “Resort Acquisition”, we entered into the Hunter Mountain Credit Agreement in connection with our acquisition of Hunter Mountain.  We have presented in the table below the borrowings at April 30, 2016 and April 30, 2015 (dollars in thousands):

	2016	2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at April 30, 2016 and 10.93% at April 30, 2015); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at April 30, 2016 and 2015); remaining principal and interest due on December 1, 2034	37,562	37,562

Hunter Mountain debt; payable in monthly interest only payments at an increasing interest rate (8.0% at April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at April 30, 2016 and 10.40% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,612	3,790
Other debt	3,231	1,931

Less unamortized debt issuance costs	(1,903)	(811)

	119,102	98,072
Less: current maturities	759	503
	$118,343	$97,569

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

The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.   An additional interest payment of $0.2 million was due for the year ended April  30, 2016.

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

Interest on amounts borrowed under the line of credit are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges. The effective rate at April 30, 2016 was 4.5% on the line of credit borrowings.  Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

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

Fiscal 2016 compared to Fiscal 2015

We generated  $11.3 million of cash in operating activities in fiscal 2016, an increase of $4.4 million when compared to the $6.9 million generated fiscal 2015. The increase in operating cash flows was a result of an increase in accounts payable of $9.0 million due to past due balances from the ski season and amounts due related to the Westlake project, offset by the increased loss from operations and an increase in accounts receivable as a result of financing season pass purchases.

Cash used in investing activities was $74.5 million compared to $36.7 million for fiscal 2016 compared to fiscal 2015. The increase of  $37.8 million from fiscal 2016 compared to fiscal 2015 was a result of increased additions to property and equipment, the business combination associated with the Hunter Mountain acquisition, and an increase in restricted cash.

The increase in restricted cash is a result of the EB-5 investor funds, as discussed below, held in escrow, offset by a decrease in the funds held in the interest reserve.

Cash provided by financing activities increased by $20.0 million in fiscal 2016 compared to fiscal 2015 because of the proceeds from the Hunter Loan financing, offset by increased distributions to stockholders and fewer additions to EB‑5 funds held in escrow.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2016 were approximately $15.9 million of which $11.8 million is related to the West  Lake project. We currently anticipate we will spend approximately $3.0 million to $4.0 million on resort capital expenditures for fiscal 2017.   There are no major capital expenditure projects for fiscal 2017 anticipated. We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.  The Company is also considering other sources of financing options to meet long-term liquidity needs.

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

We have $2.3 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was recently extended and is set to expire in September 2016.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.  We do not expect this process to have a negative effect on our current EB-5 offering.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

We have established two wholly-owned subsidiary limited partnerships (collectively, the ‘‘Partnership’’) of Mount Snow to operate within a TEA within the State of Vermont Regional Center. Through the Partnership, we sought to raise $52.0 million by offering units in the Partnership to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 program rules. The proceeds of the offering will be used to fund loans that will be advanced to newly-created wholly-owned subsidiaries of Mount Snow to finance the development of two capital projects at Mount Snow—the West Lake Project and the Carinthia Ski Lodge Project (together, the ‘‘Projects’’). The terms of these loans are expected to be 1.0% fixed for five years with up to a two year extension at 7.0% in year six and 10.0% in year seven. Upon funding of the loans, the Company will receive a development fee equal to 15.0% of the loans as well as costs incurred in developing the program. The Mount

Snow EB-5 program must be approved by both the State of Vermont Regional Business Center and the USCIS. We have received approval from both the State of Vermont’s Regional Business Center and the USCIS.

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

As of April 30, 2016, we had commitments for $52.0 million in Partnership investments, all of which has been funded and is being held in escrow.  Since that date, we have had 3 investors withdraw for personal reasons, which is allowed under the program while the fund are still in escrow.  It is the Company’s intent to replace the withdrawn funds with funds from new investors.  We are currently following up with several potential investors to replace the withdrawn funds.  The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS. The Projects commenced in the second half of calendar year 2015, and due to the delay in the investor’I-526 petition approval, we now estimate that the Projects will be substantially completed in advance of the 2017-2018 ski season.

The Company’s board of directors declared three cash dividends of $0.1375 each during the twelve-month period ended April 30, 2016.  The dividends were payable on August 21, 2015, November 25, 2015 and February 24, 2016 to shareholders of record on July 10, 2015, October 13, 2015 and January 4, 2016, respectively.  Due to the Company still waiting on the first investor’s I-526 Petition to be approved by the USCIS, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season, the Company’s Board of Directors decided it was not prudent to declare a dividend in the fourth quarter of 2016.    We cannot assure you that this initial dividend rate will be reinstated or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

The Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement. Furthermore, our results of operations and financial condition could be materially and adversely affected by the factors described in this "Risk Factors" section, which could limit our ability to pay dividends in the future. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio. As a result, we are required increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the end of the 2016/2017 ski season.

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

Goodwill

Description

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of March 31st and at any time when events or circumstances suggest impairment may have occurred. The Company has 14 resorts, represented by 12 reporting units (Jack Frost and Big Boulder; and Boston Mills and Brandywine are managed and reported on collectively) with allocated goodwill in two reporting units. Goodwill is the Company's only indefinite-lived intangible.

Judgments and Uncertainties

        The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.

Effect if Actual Results Differ From Assumptions

We believe that the fair value of the reporting unit exceeds the carrying amount and therefore no impairment has been recorded for goodwill. If these assumptions are not correct, this could impact the carrying value of our goodwill assets if the undiscounted cash flows are less than the carrying value. If the undiscounted cash flows are less than the carrying value, an impairment would be recorded to the extent the fair value of such assets is less than their carrying value. The estimate of fair value would be a judgment made by management regarding future cash flows that could differ, possibly materially, from actual results.

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

Effect if Actual Results Differ From Assumptions

        Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated total useful lives of depreciable assets would have increased depreciation expense by approximately $1.0 million for fiscal 2016.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of April 30, 2016 was $93.2 million, exclusive of the debt to fund the Hunter Mountain acquisition described below.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.15 million.

In addition, effective as of January 6, 2016 we incurred $21.0 million of debt to fund a portion of the purchase price for the acquisition of Hunter Mountain and other costs pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, as more fully discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The interest rate relating to this debt increases by a factor of 1.0175 annually. At the factor of 1.0175, the additional annual interest expense on this variable rate outstanding debt is approximately $0.03 million.

In addition, $15.0 million of the Hunter Mountain acquisition price and an additional $0.5 million of other costs were financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri, as more fully discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.

If interest rates increased 1%, the additional interest cost to the Company would be approximately $1.1 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

Item 8. Financial Statement and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Peak Resorts, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Peak Resorts, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak Resorts, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

St. Louis, Missouri

July 14, 2016

F - 2

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years ended April 30,
	2016	2015	2014

Revenues	$95,729	$104,858	$105,205
Costs and Expenses
Resort operating expenses	72,215	72,670	73,942
Depreciation and amortization	10,709	9,450	9,155
General and administrative expenses	4,513	4,088	3,240
Land and building rent	1,386	1,440	1,464
Real estate and other taxes	1,932	1,828	1,651
Settlement of lawsuit	-	-	700
	90,755	89,476	90,152
Other Operating Income
Gain on settlement of lawsuit	-	2,100	-
Gain on involuntary conversion	195	-	-

Income from Operations	5,169	17,482	15,053

Other Income (expense)
Interest, net of interest capitalized of $867, $488, and $344 in 2016, 2015, and 2014, respectively	(10,814)	(15,458)	(17,359)
Defeasance fee paid with debt restructure	-	(5,000)	-
Gain on sale/leaseback	333	333	333
Investment income	8	11	11
	(10,473)	(20,114)	(17,015)

Loss before income tax benefit	(5,304)	(2,632)	(1,962)
Income tax benefit	(2,078)	(778)	(461)
Net Loss	$(3,226)	$(1,854)	$(1,501)

Basic and diluted loss per share	$(0.23)	$(0.22)	$(0.38)

Cash dividends declared per common share	$0.4125	$0.2466	$-

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	April 30,	April 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$5,396	$16,849
Restricted cash balances	61,099	37,519
Accounts receivable	4,772	1,639
Inventory	2,730	1,583
Deferred income taxes	1,092	970
Prepaid expenses and deposits	2,680	1,930
	77,769	60,490
Property and equipment-net	192,178	143,944
Land held for development	37,542	35,780
Intangible assets, net	846
Goodwill	5,009	627
Other assets	619	699
	$313,963	$241,540
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$15,500	$-
Accounts payable and accrued expenses	18,696	8,218
Accrued salaries, wages and related taxes and benefits	919	927
Unearned revenue	13,233	8,606
EB-5 investor funds in escrow	52,004	30,002
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,456	999
	103,141	49,085
Long-term debt	118,343	97,569
Capitalized lease obligation	4,419	1,494
Deferred gain on sale/leaseback	3,178	3,511
Deferred income taxes	12,672	8,831
Other liabilities	576	612
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,728	82,538
Accumulated Deficit	(11,234)	(2,240)
	71,634	80,438
	$313,963	$241,540

See Notes to Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended April 30,

	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(3,226)	$(1,854)	$(1,501)
Adjustments to reconcile loss to net cash
provided by operating activities, before business combination:
Deferred income tax	(2,078)	(946)	(511)
Depreciation and amortization of property and equipment and intangibles	10,709	9,450	9,155
Amortization and write-off of deferred financing costs	291	141	52
Amortization of other liabilities	(36)	(36)	(36)
Gain on sale/leaseback	(333)	(333)	(333)
Stock based compensation	190	-	-
Gain on involuntary conversion	(195)
Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(2,738)	(1,243)	(30)
Inventory	(806)	(42)	(85)
Prepaid expenses and deposits	(504)	(497)	(550)
Other assets	84	(202)	(76)
Accounts payable and accrued expenses	7,459	1,245	1,331
Accrued salaries, wages and related taxes and benefits	(258)	41	(188)
Unearned revenue	1,634	1,148	2,534

Net cash provided by operating activities	10,193	6,872	9,762

Cash Flows from Investing Activities
Additions to property and equipment	(12,407)	(12,116)	(6,281)
Business combination (net of cash acquired of $1,640)	(33,360)	-	-
Additions to land held for development	(1,358)	(109)	(97)
Proceeds from involuntary conversion	459
Change in restricted cash	(23,580)	(24,456)	(923)
Net cash used in investing activities	(70,246)	(36,681)	(7,301)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	1,250	-	-
Proceeds from Hunter Loan Financing	36,500	-	-
Additions to EB-5 investor funds held in escrow	22,002	30,002	-
Payment on long-term debt and capital lease obligations	(2,080)	(77,058)	(1,167)
Net proceeds from issuance of common stock	-	82,253	-
Payment of deferred financing costs	(1,383)	(198)	-
Distributions to stockholders	(7,689)	(1,527)	(79)
Net cash provided by (used in) financing activities	48,600	33,472	(1,246)

Net (Decrease) Increase in Cash and Cash Equivalents	(11,453)	3,663	1,215

Cash and Cash Equivalents, beginning of year	16,849	13,186	11,971

Cash and Cash Equivalents, end of year	$5,396	$16,849	$13,186

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $867, $488 and $344 capitalized in 2016, 2015 and 2014, respectively	$11,007	$15,810	$16,952

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$3,950	$2,028	$144
Acquisition of equipment with long-term borrowings	$-	$-	$3,603
Land held for development financed with long-term borrowings	$404	$-	$1,000
Assets under construction included in retainage / accounts payable	$3,459	$-	$-

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands except share data)

			Additional
	Common Stock		Paid-in	Retained earnings
	Shares	Dollars	Capital	(Deficit)	Total

Balances, April 30, 2013	3,982,400	$40	$385	$4,564	$4,989

Net loss	-	-	-	(1,501)	(1,501)

Balances, April 30, 2014	3,982,400	40	$385	$3,063	$3,488

Issuance of common stock, net of issuance cost	10,000,000	100	82,153	-	82,253
Net loss	-	-	-	(1,854)	(1,854)
Dividends declared	-	-	-	(3,449)	(3,449)

Balances, April 30, 2015	13,982,400	140	82,538	(2,240)	80,438

Net loss	-	-	-	(3,226)	(3,226)
Dividends declared	-	-	-	(5,768)	(5,768)
Stock based compensation	-	-	190	-	190

Balances, April 30, 2016	13,982,400	$140	$82,728	$(11,234)	$71,634

See Notes to Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended April 30, 2016, 2015 and 2014

(In thousands, except share and per share data)

Note 1. Nature of Business and Significant Accounting Policies

Description of business:  Peak Resorts, Inc. (the “Company”) and its subsidiaries operate in a single business segment—ski resort operations. The Company’s ski resort operations consist of snow skiing, snowboarding and snow sports areas in Wildwood and Weston, Missouri; Bellefontaine and Cleveland, Ohio; Paoli, Indiana; Blakeslee and Lake Harmony, Pennsylvania; Bartlett, Bennington and Pinkham Notch, New Hampshire; West Dover, Vermont; and Hunter, New York and an 18 hole golf course in West Dover, Vermont. The Company also manages hotels in Bartlett, New Hampshire; West Dover, Vermont and Hunter, New York.

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

Principles of consolidation:  The consolidated financial statements include the accounts of Peak Resorts, Inc., the parent company, and all of its wholly owned subsidiaries, hereinafter collectively referred to as the "Company": Boulder View Tavern, Inc., Deltrecs, Inc. (Deltrecs, Inc. has two wholly owned subsidiaries: Boston Mills Ski Resort, Inc. and Brandywine Ski Resort, Inc.), Hidden Valley Golf Course, Inc., JFBB Ski Areas, Inc. (doing business as "Jack Frost" and "Big Boulder"), L.B.O. Holding, Inc. (doing business as "Attitash Mountain"), Mad River Mountain, Inc., Mount Snow Ltd. (and its wholly owned subsidiaries) Carinthia Group I, LP, a limited partnership in which Mount Snow LTD is the sole general partner, Paoli Peaks, Inc., S N H Development, Inc. (doing business as "Crotched Mountain"), Snow Creek, Inc., Sycamore Lake, Inc. (doing business as "Alpine Valley"), WC Acquisition Corp. (doing business as "Wildcat Mountain Ski Area"), and Hunter Mountain Acquisition, Inc. (Hunter Mountain Acquisition, Inc. has six wholly owned subsidiaries Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rental, Inc., Hunter Resort Vacation, Inc., Hunter Mountain Base Lodge, Inc., and Frostyland, Inc.).  All material intercompany transactions and balances have been eliminated.

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

Additionally, all credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The majority of payments due from banks for third-party credit card and debit card transactions process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $1,841 and $1,386 at April 30, 2016 and 2015, respectively.

Restricted cash: The provisions of certain of the Company's debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment through December 31 of each fiscal year.  In the absence of an event of default under the Company's promissory notes, the requirement to maintain such a deposit is eliminated when the Mount Snow Development Debt discussed in Note 4 is repaid in full. Restricted cash at April 30, 2016 and 2015 is comprised of the interest related escrow balances and EB-5 investors funds held in escrow.

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

Goodwill and Intangible Assets:    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of March 31 and at any time when events or circumstances suggest impairment may have occurred. The Company’s resorts are reporting units and two reporting units have goodwill. The testing for impairment consists first of an assessment of qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.  The Company will determine, based on a qualitative assessment, whether it is more likely than not that its fair value is less than its carrying amount.  If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment would then be completed.   If, based on the quantitative analysis, the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. For the quantitative testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.  During 2016 and 2015, the company determined no impairment existed.

With the recent Hunter Mountain acquisition, the Company now has recorded two intangible assets.  The intangible assets are customer relationships and trade names.  Both of these assets are definite-lived assets and have estimated useful lives of 15 years.  The Company will utilize straight-line amortization for these intangibles.  The intangibles were valued at their fair value at the acquisition date using discounted cash flow models.

Long-lived Assets: The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended April 30, 2016,  2015 and 2014.

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

Advertising costs:  Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended April 30, 2016, 2015, and 2014 was $2,784, $2,155, and $2,206, respectively.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012 due to the statute of limitations.

The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.

Recent accounting pronouncements:

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard provides guidance on the measurement of inventory that is measured using first-in, first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 and is required to be adopted prospectively and early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The standard requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The standard eliminates the previous requirement to retrospectively account for such adjustments but requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The standard is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. The Company has adopted this standard and will apply this standard, as applicable, on any future measurement period adjustments.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard changes how deferred taxes are classified on an entity’s balance sheets. The standard eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied prospectively or retrospectively. The adoption of this new accounting standard will amend presentation requirements, but will not affect the Company’s overall financial position or results of operations and cash flows.

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  While the Company is currently evaluating the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)”, an update of ASU 2014-09, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2016-08 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The guidance also requires entities to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows entities to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows.

Note 2. Property and Equipment

Property and equipment consists of the following at April 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Land and improvements	$35,321	$28,197
Buildings and improvements	86,914	72,351
Equipment, furniture and fixtures	163,373	126,853
	285,608	227,401
Less: accumulated depreciation and amortization	93,430	83,457
	$192,178	$143,944

At April 30, 2016 and 2015, equipment with a cost of $7,668 and $2,804, respectively, and accumulated depreciation of $800 and $425, respectively, was subject to the capital leases discussed in Note 10.

Depreciation expense for the years ended April 30, 2016, 2015, and 2014 totaled $10,690, $9,450, and $9,155, respectively.

Note 3. Goodwill and Intangible Assets

Goodwill

The goodwill balance as of April 30, 2016 and 2015 was $5,009 and $627, respectively, which is included in our single business segment, resort operations.  The additions to goodwill in the current year of $4,382 related to the acquisition of Hunter Mountain.  The prior year goodwill balance related to the acquisition of Alpine Valley.  The goodwill balances represent the excess of the purchase price over the net assets acquired.  Goodwill is not amortized, but tested periodically for impairment.  The Company did not record any impairment of goodwill for the years ended April 30, 2016, 2015 and 2014.

Intangible Assets

The Intangible assets at April 30, 2016 consisted of the following:

		Year ended April 30, 2016
	Life (years)	Gross carrying amount	Accumulated amortization	Net book value

Trade name	15	$768	$17	$751
Customer relationships	15	97	2	95
		$865	$19	$846

Prior to 2016, the company did not have any finite lived intangible assets recorded.  Amortization expense for the years ended April 30, 2016 was $19.  Amortization expense for intangible assets for the next five fiscal years is estimated to be $58 each year.

Both the goodwill and intangible assets identified in this note are related to the Company’s two most recent acquisitions.

Note 4. Long‑term Debt

Long‑term debt at April 30, 2016 and 2015 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	2016	2015
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at April 30, 2016 and 10.93% at April 30, 2015); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at April 30, 2016 and 2015); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain debt; payable in monthly interest only payments at an increasing interest rate (8.0% at April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	-

Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at April 30, 2016 and 10.40% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%, with remaining principal and interest due on December 22, 2020	3,612	3,790
Other debt	3,231	1,931

Less unamortized debt issuance costs	(1,903)	(811)

	119,102	98,072
Less: current maturities	759	503
	$118,343	$97,569

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

The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the year ended April  30, 2016.

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

Rates as of April 30,	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2016	11.10%	10.13%	8.00%	10.56%
2017	11.27%	10.28%	8.14%	10.72%
2018	11.44%	10.44%	8.28%	10.88%
2019	11.61%	10.59%	8.43%	11.04%
2020	11.78%	10.75%	8.57%	11.21%
2021	11.96%	10.91%	8.72%	11.38%

(1)  For 2016, the dates of the rates presented are as follows: (i) April 1, 2016 for the Attitash/Mount Snow Debt; (ii) October 1, 2015 for the Credit Facility Debt; (iii) January 6, 2016 for Hunter Mountain Debt and (iv) December 1, 2015 for the Sycamore Lake (Alpine Valley) Debt.

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

Substantially all of the Company’s assets serve as collateral for the Company’s long term debt.

Future aggregate annual principal payments under all indebtedness reflected by fiscal year are as follows (in thousands):

2017	$1,225
2018	1,827
2019	757
2020	215
2021	2,820
Thereafter	114,161
$121,005

Deferred financing costs are net of accumulated amortization of $482 and $191 at April 30, 2016 and 2015, respectively. Amortization of deferred financing costs for the year ended April 30, 2016 was $291    Amortization of deferred financing costs will be $466 the year ending April 30, 2017 and $90 for each of the four years ending April 30, 2018, 2019,  2020 and 2021.

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

Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at April 30, 2016 was 4.5% on the line of credit borrowings. Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

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

Additional Interest Reserve

The Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement. As of the Company’s most recent fiscal year end, the Company’s fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio. As a result, the Company is required to increase the balance of the Company’s debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the end of the 2016/2017 ski season.

Note 5. Income Taxes

The provision for income taxes for the years ended April 30, 2016, 2015, and 2014 consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$-	$-	$-
State taxes based on income	-	168	50

	-	168	50
Deferred:
Federal	(1,753)	(895)	(635)
State	(325)	(51)	124
	$(2,078)	$(778)	$(461)

Deferred income taxes consist of the following at April 30, 2016 and 2015 (in thousands):

	2016	2015
Deferred tax assets:
Deferred gain on sale/leaseback	$1,194	$1,307
Accrued compensation	238	222
Unearned revenue	897	748
Net operating loss carryforwards	11,146	7,746
	13,475	10,023

Deferred tax liabilities:
Property and equipment	(25,055)	(17,884)
	(25,055)	(17,884)
	$(11,580)	$(7,861)

Deferred income taxes are included in the April 30, 2016 and 2015 consolidated balance sheet as follows (in thousands):

	2015	2014
Current assets	$1,092	$970
Noncurrent liabilities	(12,672)	(8,831)
	$(11,580)	$(7,861)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Based on the reversal patterns of existing taxable temporary differences, the net deferred tax assets will be recovered. There was no valuation allowance deemed necessary.

Loss carryforwards for tax purposes as of April 30, 2016, have the following expiration dates (in thousands):

Amount
Expiration date
2019	$278
2031	16,227
2032	1,939
2033	2,907
2034	343
2035	8,217
$29,911

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

For fiscal years 2016, 2015, and 2014, the expected income tax rate differs from the statutory rate as follows (in thousands):

	2016	2015	2014
Computed "expected" tax (benefit)	$(1,804)	$(895)	$(667)
Increase (decrease) in income tax (benefit) resulting from:
Permanent differences	38	41	46
State income tax	(325)	60	174
Other	13	16	(14)
Income tax (benefit)	$(2,078)	$(778)	$(461)

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

The Company accounts for unrecognized tax benefits also in accordance with ASC 740, Income Taxes, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at April 30, 2016 and 2015, and did not recognize interest or penalties in the Statements of Operations during the years ended April 30, 2016, 2015, and 2014.

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

The Company does not have any unrecognized tax benefits and has not incurred any interest and penalties for fiscal years 2016, 2015, and 2014.

Note 6.  Acquisition

Hunter Mountain

Effective January 6, 2016, the Company acquired all of the outstanding common stock of Hunter Mountain in Hunter, New York, for $35.0 million paid to the sellers in cash and the Company’s assumption of $1.7 million in capitalized lease obligations. The Company incurred approximately $0.1 million in transaction costs recorded within general and administrative expenses on the income statement.  The company also incurred $1.3 million of financing costs which were capitalized as deferred financing costs associated with the debt obligations.

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

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the year ended April 30, 2016 from the date of acquisition. The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,640
Income tax receivable	395
Inventories	341
Prepaids	246
Buildings and improvements	14,052
Land	6,200
Equipment	19,120
Other assets	4
Goodwill	4,382
Intangible assets	865
Total assets acquired	47,245
Accounts payable and accrued expenses	1,481
Accrued salaries, wages and related taxes & benefits	250
Unearned revenue and deposits	2,993
Capital Lease Obligations	1,724
Deferred tax liability	5,797
Net assets acquired	$35,000

The purchase price allocation is preliminary, mainly due to continued review of the deferred tax liability and intangibles.  The Company adjusted the purchase price allocation in the fourth quarter as a result of obtaining more information regarding the values of certain assets and liabilities.  The adjustments were primarily to increase (decrease) Buildings and Improvements, Equipment, Intangible Assets, Goodwill, and the Deferred Tax Liability by $752,  $7,470,  $865,  $(6,280), and $3,085, respectively. The income statement effect related to these adjustments was not material.

The Company paid $35.0 million for the transaction and as part of the allocation received $1.6 million in cash, resulting in a net cash change of $33.4 million in cash. As part of the transaction, the Company has recognized goodwill associated with the expected synergies of combining operations as well as the overall enterprise value of the resort.  No goodwill will arise for income tax purposes and accordingly, none of the book goodwill will be deductible for tax purposes.  Hunter Mountain will be considered its own reporting unit with respect to goodwill impairment, which will be completed at least annually.

The revenue and net loss included in the accompanying consolidated statements of net loss resulting from the Hunter Mountain acquisition since the Acquisition Date (January 6, 2016) were $13,614 and $3,083, respectively.

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

	Year ended April 30
	2016	2015
Net revenues	$102,860	$132,233
Net loss	$(9,776)	$(1,426)
Pro forma basis and diluted loss per share	$(0.70)	$(0.17)

N

Note 7. Sale/Leaseback

In November 2005, the Company sold Mad River Mountain and simultaneously leased the property back for a period of 21 years. The resultant gain was deferred and is being ratably recognized in income over the term of the lease.

Note 8.  Employee Benefit Plan

The Company maintains a tax-deferred savings plan for all eligible employees. Employees become eligible to participate after attaining the age of 21 and completing one year of service. Employee contributions to the plan are tax-deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended. Company matching contributions are made at the discretion of the board of directors. No contributions were made in 2016, 2015, and 2014.

On November 4, 2015, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. During fiscal 2016, the company issued 63,741 restricted stock units to independent directors, of which 5,334 were forfeited, resulting in a remaining balance of 500,889 shares available for issuance.  The company has recorded compensation expense of $0.2 million associated with these awards during fiscal 2016.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $1,732, $1,756, and  $2,075 and  for years ended April 30, 2016, 2015 and 2014, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to April 30, 2016 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2017	$2,166	$1,657
2018	2,066	1,620
2019	1,922	1,576
2020	923	1,543
2021	23	1,518
Thereafter	-	8,821
	7,100	$16,735
Less: amount representing interest	984
	6,116
Less: current portion	1,697
Long-term portion	$4,419

Off-balance sheet arrangement: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Note 11. Loss Per Share

The computation of basic and diluted earnings (loss) per share for the years ended April 30, 2016, 2015 and 2014 is as follows (in thousands except share and per share data):

	2016	2015	2014
Net loss	$(3,226)	$(1,854)	$(1,501)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	13,982,400	8,420,756	3,982,400
Vested restricted stock units	12,893	-	-
	13,995,293	8,420,756	3,982,400
Basic and diluted loss per share	$(0.23)	$(0.22)	$(0.38)

Restricted stock units were granted during the year but the 19,515 outstanding unvested units have not been included in the calculation of diluted earnings per share because the impact is anti-dilutive due to the net loss for the year ended April 30, 2016.

Note 12. Selected Quarterly Financial Data

Selected quarterly financial data for the years ended April 30, 2016 and 2015 is as follows (in thousands, except for per share data):

2016
		Quarter ended (unaudited)
	Year ended April 30, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Revenue	$95,729	$45,475	$38,667	$6,155	$5,432
Other Operating Income-gain on involuntaay conversion	195	-	195	-	-
Income (loss) from operations	5,169	14,174	8,833	(8,875)	(8,963)
Net income (loss)	$(3,226)	$7,041	$3,700	$(6,888)	$(7,079)
Basic and diluted earnings (loss) per share	$(0.23)	$0.50	$0.26	$(0.49)	$(0.51)

2015
		Quarter ended (unaudited)
	Year ended April 30, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
Revenue	$104,858	$47,047	$45,985	$6,230	$5,596
Other Operating Income-gain on settlement of lawsuit	2,100	-	-	2,100	-
Income (loss) from operations	17,482	18,947	14,498	(6,887)	(9,076)
Net income (loss)	$(1,854)	$9,780	$3,269	$(6,743)	$(8,160)
Basic and diluted earnings (loss) per share	$(0.22)	$0.70	$0.27	$(1.69)	$(2.05)

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

In January 2016, a director was added to the Company’s board of directors.  This director is a partner at a law firm utilized by the Company.  In calendar year 2016, the company incurred expenses of $224 with the firm.

Note 14. Subsequent Events

The Company has received a commitment for a short term financing loan of $10 million from a lender, which the Company has not yet executed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period ending April 30, 2016 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders ("2016 Proxy Statement") and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.  The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Equity Compensation Plan Information

On November 4, 2014, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. As of April 30, 2016, 63,741 restricted stock units were issued to independent directors, of which 5,334 were forfeited, resulting in a remaining balance of 500,889 shares available for issuance, as illustrated in the table below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	_	_	500,889
Equity Compensation Plans Not Approved by Security Holders	_	_	_
Total	_	_	500,889

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.  The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2016 Proxy Statement and is incorporated herein by reference.  The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

PEAK RESORTS, INC.

Date: July 14, 2016By:/s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: July 14, 2016By:/s/ Stephen J. Mueller

Stephen J. Mueller

Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Boyd Timothy D. Boyd	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 14, 2016
/s/ Stephen J. Mueller Stephen J. Mueller	Chief Financial Officer, Vice President and Director (Principal Financial and Accounting Officer)	July 14, 2016
/s/ Richard K. Deutsch Richard K. Deutsch	Vice President-Business and Real Estate Development and Director	July 14, 2016
/s/ Stanley W. Hansen Stanley W. Hansen	Director	July 14, 2016
/s/ Carl E. Kraus Carl E. Kraus	Director	July 14, 2016
/s/ Christopher S. O’Connor Christopher S. O’Connor	Director	July 14, 2016
/s/ David W. Braswell David W. Braswell	Director	July 14, 2016

EXHIBIT INDEX

Exhibit
Number	Description

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

2.9

Stock Purchase Agreement by and among Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky, and Caol Slutzky-Tenerowicz and Peak Resorts, Inc., dated as of November 30, 2015 (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on December 15, 2015 and incorporated herein by reference).

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

10.59

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

10.63

Second Amendment to Lease Agreement, made as of December 1, 2014, by and between EPT Mad River, Inc. and Mad River Mountain, Inc. (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.64	Third Amendment to Lease agreement, made as of June 8, 2016, by and between EPT Mad River, Inc. and Mad River Mountain, Inc.
10.65

Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc., and Royal Banks of Missouri, dated as of December 22, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.66

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 22, 2015 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.67

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

10.68

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

10.69

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

10.70	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 15, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of RSM US LLP.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).