Form 10-K/A
period 2016-04-30
Peak Resorts Inc
filed 2016-07-15
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2016, filed with the Securities and Exchange Commission on July 14, 2016 (the “Annual Report”), is to include revised Exhibits 10.64, 21.1, 23.1, 31.1, 31.2 and 32.1 filed with the Annual Report to correct formatting and typographical errors. Amended and restated Exhibits 10.64, 21.1, 23.1, 31.1, 31.2 and 32.1 are filed as Exhibits to this Amendment, and currently dated certifications from our Chief Executive Officer and Chief Financial Officer are filed as Exhibits 31.3, 31.4 and 32.2 to this Amendment.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Annual Report except that changes have been made to the attached Exhibits.

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

PEAK RESORTS, INC.

Date: July 15, 2016By:  /s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: July 15, 2016By:  /s/ Stephen J. Mueller

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

10.70	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 15, 2016 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of RSM US LLP.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).
32.2	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).