Form 10-K/A
period 2016-04-30
Peak Resorts Inc
filed 2016-08-30
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents incorporated by reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2016, filed with the Securities and Exchange Commission on July 14, 2016 (the “Original Filing”), as amended by Amendment No. 1 to such Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2016 (the “Amendment No. 1” and the Original Filing, as amended, the “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Annual Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Annual Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety. This Amendment does not amend or otherwise update any other information in the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Table of Contents

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	49
Item 11.	Executive Compensation.	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	50
Item 14.	Principal Accountant Fees and Services.	50

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	50

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board of Directors currently consists of seven members, each of whom is elected to serve a one-year term. The terms of the directors, consisting of Messrs. Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch, Stanley W. Hansen, Carl E. Kraus, Christopher S. O’Connor and David W. Braswell, will expire at the 2016 annual meeting of stockholders.

The Board of Directors, acting upon the unanimous recommendation of the nominating and corporate governance committee, has unanimously nominated each of Messrs. Boyd, Mueller, Deutsch, Hansen, Kraus, O’Connor and Braswell for election as director to serve until the 2017 annual meeting of stockholders, or until his successor has been elected and qualified, or until his earlier death, resignation or retirement.  In determining whether to nominate each of the directors, the Board of Directors and the nominating and corporate governance committee concluded that each nominee possesses individual qualifications, skills, background and talents that will enable him to contribute to the Board of Directors’ effectiveness as a whole. The age, principal occupation and certain other information for each nominee are set forth below:

Timothy D. Boyd, age 63, is our Chief Executive Officer, President and Chairman of the Board of Directors and has served in these specific roles since Peak Resorts, Inc. was founded in 1997 as the holding company for ski resorts that Mr. Boyd developed beginning in 1982. In 1982 and 1985, he developed the Hidden Valley ski resort in St. Louis, Missouri and the Snow Creek ski resort in Kansas City, Missouri, respectively, which are now owned by the Company. Mr. Boyd has extensive experience in the operation of day ski resorts and overnight drive ski resorts, as well as snowmaking. The Board of Directors believes that this experience and his positions of Chief Executive Officer and President provide him with intimate knowledge our day-to-day operations, business and competitive environment, as well as our opportunities, challenges and risks. Mr. Boyd graduated from the University of Missouri with a Bachelor of Science degree in Education and Economics.

Stephen J. Mueller, age 68, serves as our Chief Financial Officer, Vice President, Secretary and director and held these positions since 2001. In these positions, Mr. Mueller serves as our principal financial officer and is responsible for all financial and accounting aspects of the operations. Prior to joining the Company, Mr. Mueller was a stockholder with a firm of certified public accountants that he founded in 1991. He has also served as a partner at Touche Ross & Co. (now Deloitte & Touche LLP) and as Chief Financial Officer of an environmental services firm. While in public accounting, Mr. Mueller served a wide variety of clients in construction, service and recreation activities. Mr. Mueller received a Bachelor of Science degree in Accounting from St. Louis University. The Board of Directors selected Mr. Mueller because of his experience in finance and accounting, as well as for his in-depth knowledge of the Company.

Richard K. Deutsch, age 62, is our Vice President—Business and Real Estate Development and a director. He served in these positions for over 10 years. As the Vice President—Business and Real Estate Development, Mr. Deutsch is responsible for developing and executing our growth strategy, along with Messrs. Boyd and Mueller, and identifying and evaluating acquisition targets in both real estate development and other potential growth opportunities. The Board of Directors believes that Mr. Deutsch’s experience in real estate development and successful acquisitions in the ski industry as well as his understanding of our operations will be valuable in executing our growth strategy.

Stanley W. Hansen, age 74, now retired, has over 40 years of experience in the operation of ski resorts. From 2008 to 2010, Mr. Hansen served as a director of Squaw Valley Development Company, the owner and operator of the Squaw Valley ski area in Lake Tahoe, California. From 2005 to 2007, he served as Senior Vice President, Real Estate of American Skiing Company, the former owner of numerous ski areas throughout the United States, including Mount Snow and Attitash, and a company with a class of stock formerly registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Hansen formerly served as Managing Director of Mount Snow when it was owned by American Skiing Company and held several senior management positions with Heavenly Ski Resort. The Board of Directors selected Mr. Hansen because of his specialized knowledge and skills relating to the ownership and operation of ski areas, his experience relating to past ski area acquisitions and his firsthand experience in the operations of Mount Snow. Mr. Hansen graduated from San Jose State University with a Bachelor’s degree in Business Management.

Carl E. Kraus, age 69,  retired in 2012 after serving as Senior Vice President of Rayonier Inc., a publicly traded global land resources company primarily engaged in timberland management, the sale of real estate and the manufacturing of specialty fibers. In his role as Senior Vice President, Mr. Kraus was responsible for overseeing the treasury and capital markets department, investor relations and risk management, among other things. Prior to this, Mr. Kraus served as Senior Vice President of Finance and Chief Financial and Investment Officer of Kramont Realty Trust and as Senior Vice President and Chief Financial Officer of Philips International Realty Corp., both of which are former publicly traded real estate investment trusts. Mr. Kraus is also a certified public accountant and held various positions at Price Waterhouse, predecessor to PriceWaterhouseCoopers LLP.  Mr. Kraus graduated from Temple University with a Bachelor of Business Administration in Accounting. The Board of Directors selected Mr. Kraus to serve as a director because of the knowledge of public company financial reporting and accounting he has gained from his extensive experience as a senior financial officer of various publicly traded companies and as a certified public accountant, as well as his valuable insight in the areas of real estate acquisitions, investment and development.

Christopher S. O’Connor, age 57, is a Managing Director of Incapital Holdings LLC, where he has served as Head of Debt Capital Markets since 2012. In 2012, he was a Managing Director of Cortview Capital Holdings Inc., where he managed the capital markets unit, and from 2009 to 2012, he served as a Managing Director of StormHarbour Partners LP. Prior to this, Mr. O’Connor was a Senior Managing Director at Bear Stearns, where he ran the Global Debt Syndicate and Capital Markets business. Mr. O’Connor is a graduate of Washington and Lee University and has a Master of Business Administration from Harvard University. He also spent five years in the U.S. Army as a Field Artillery officer. Mr. O’Connor was selected as a director because of his expertise in investment banking and capital markets that will enable him to contribute significantly in the areas of finance and strategy.

David W. Braswell, age 55, has been a St. Louis-based partner with Armstrong Teasdale LLP since 1995. He has extensive corporate and securities law experience advising a wide range of clients from emerging businesses to Fortune 500 companies. His practice includes serving as lead counsel to corporations and their boards of directors, providing guidance on compliance and corporate governance issues, and helping them shape and execute their strategic plans and operational goals.  Mr. Braswell graduated from Washington University with a Bachelor of Science degree and from Stanford Law School with a Juris Doctorate.  Mr. Braswell was selected as a director because of his extensive experience in corporate governance, compliance and securities.

Executive Officers

The Company’s executive officers are set forth in the table below:

Im
Name	Age	Position
Timothy D. Boyd	63	Chief Executive Officer, President, Chairman of the Board
Stephen J. Mueller	68	Chief Financial Officer, Vice President, Secretary, Director
Richard K. Deutsch	62	Vice President—Business and Real Estate Development, Director

For biographical information about Messrs. Boyd, Mueller, and Deutsch, please see above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.  Our directors, executive officers and greater-than-10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports that they file.  We file Section 16(a) reports on behalf of our directors and executive officers to report their initial and subsequent changes in beneficial ownership of our common stock.  To our knowledge, based solely on a review of the reports filed on behalf of our directors and executive officers, written representations from these persons that no other reports were required and all Section 16(a) reports provided to us, we believe that during fiscal 2016 our directors, executive officers and holders of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a).

Code of Conduct and Business Ethics

The Board of Directors has adopted a Code of Conduct and Business Ethics applicable to all employees, including executive officers, and directors. A copy of the Code of Conduct and Business Ethics is available in the “Investors” section of the Company’s website under “Corporate Governance” at www.peakresorts.com Any amendments to the Code of Conduct and Business Ethics, or any waivers of its requirements, will be disclosed on our website and reported to the SEC, as may be required.

Nominating and Corporate Governance Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

Messrs. Hansen, Kraus and O'Connor currently serve on our audit committee, with Mr. Kraus serving as the chair of the committee. Each of our audit committee members meets the requirements for independence for audit committee members under the Nasdaq listing standards and SEC rules and regulations. In addition, each member of our audit committee meets the financial literacy and sophistication requirements of the Nasdaq listing standards. The Board of Directors has determined that Mr. Kraus is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).

Item 11. Executive Compensation.

Processes and Procedures for Compensation Decisions

The compensation committee of our Board of Directors is tasked with, among other things, setting compensation for our executive officers, including the named executive officers identified below, evaluating and recommending compensation plans and programs to our Board of Directors and awards under those plans, and administering our Incentive Plan. Various members of management and other employees as well as outside advisors are invited from time to time by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in meetings.  The compensation committee has assessed the independence of outside advisors who have counseled the compensation committee and concluded that no conflicts of interest exist that would prevent the advisors from providing independent and objective advice to the compensation committee.

The compensation committee did retain the services of a compensation consultant during fiscal 2016.

The compensation committee has the authority to delegate any of its responsibilities to one or more subcommittees as it deems appropriate.

2016 Summary Compensation Table

As an "emerging growth company," we have opted to comply with the executive compensation rules applicable to "smaller reporting companies," as such term is defined under the Securities Act which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. The following table sets forth all compensation paid to our named executive officers for the fiscal years ending April 30, 2016 and 2015. Columns otherwise required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	All Other Compensation(1)	Total
Timothy D. Boyd,	2016	$442,000	$9,443	$451,443
Chief Executive Officer and President	2015	$442,000	$14,707	$465,173
Stephen J. Mueller,	2016	$416,000	$6,823	$422,823
Chief Financial Officer, Vice President and Secretary	2015	$416,000	$6,823	$422,823
Richard K. Deutsch,	2016	$416,000	$—	$416,000
Vice President—Business and Real Estate Development	2015	$416,000	$—	$416,000

(1)All Other Compensation consists of, for Mr. Boyd, the imputed value of group term life insurance premiums paid on his behalf and for Messrs. Boyd and Mueller, also includes an allowance for personal automobile usage for fiscal 2016and 2015.

For fiscal 2016, Messrs. Boyd, Mueller and Deutsch were compensated pursuant to the terms of their employment agreements, as more fully described below. Each of the employment agreements established the officers’ fiscal 2016 and 2015 salaries and provided that no bonus was to be paid to the officers for fiscal 2016 and 2015.

The Named Executive Officers do not have any outstanding restricted stock, stock options or other rights to purchase our securities.

Employment Agreements

Effective June 1, 2014, the Company entered into an Executive Employment Agreement ("Agreement") with each of Messrs. Boyd, Mueller and Deutsch (each, an "Executive"). Pursuant to their respective Agreement, Messrs. Boyd, Mueller and Deutsch are paid the following base salaries, not to be lowered during the term of the Agreement and to be reviewed annually by the Board of Directors: Mr. Boyd—$442,000; Mr. Mueller—$416,000; and Mr. Deutsch—$416,000.

Each Agreement provides that the Executive shall be eligible to participate in any incentive, equity or other compensation plans that the Company may implement relative to executive officers and to receive cash, equity or other awards as the Board of Directors deems appropriate, in its discretion. Furthermore each Executive shall be eligible to participate in other benefit plans and receive perks on the same terms as other senior executives of the Company. The Company will provide each Executive with a travel and entertainment budget that is reasonable in light of his position and responsibility and reimburse the Executive for such expenses upon receipt of appropriate documentation.

The term of each Agreement is three years and shall be automatically renewed for successive one-year periods unless, no later than 60 days before the expiration of the term, either party gives the other written notice of non-renewal.

Each Agreement provides that the Company or Executive may terminate the agreement with or without cause and with or without good reason, respectively. Additionally, each Agreement contains termination rights in the event of the Executive's death or disability. Please see "Payments upon Termination or a Change in Control" for further information regarding termination rights and payments due to the Executive upon termination or a change in control.

Each Agreement contains non-competition and non-solicitation provisions that endure for a period of two years following the Executive's termination of employment with the Company. The Company will indemnify the Executive in connection with legal proceedings against the Executive in his capacity as a director, officer or employee of the Company to the fullest extent permitted by the Company's amended and restated articles of incorporation and By-laws.

Tax Considerations

In the past, we have not taken into consideration the tax consequences to employees and the Company when considering types and levels of awards and other compensation granted to executives and directors; however, we anticipate that the compensation committee will consider these tax implications when determining executive compensation in the future.

Compensation Recoupment Policy

Our Board of Directors recently adopted a compensation recoupment policy that applies to the Company's current and former executive officers. The policy provides that in the event the Company is required to prepare an accounting restatement due to the material non-compliance of the Company with any financial reporting requirement under the laws and regulations of the SEC, the Company will recover from any current or former executive officer who received cash bonuses, equity awards or other incentive-based compensation during the three-year period preceding the date on which the Company is required to prepare an accounting restatement, based on the erroneous data, the excess paid to the executive officer due to the erroneous data.

Payments upon Termination or a Change in Control

Each of the Agreements governing the compensation of Messrs. Boyd, Mueller and Deutsch contain provisions providing for the payments due to the Executives upon termination or a change in control.

The Company may terminate each Agreement at any time for cause, which is defined as: (i) any conduct related to the Company involving gross negligence, gross mismanagement, or the unauthorized disclosure of confidential information or trade secrets; (ii) dishonesty or a violation of the Company's Code of Conduct and Business Ethics that has resulted or reasonably could be expected to result in, a detrimental impact on the reputation, goodwill or business position of the Company; (iii) gross obstruction of business operations or illegal or disreputable conduct by Executive that impairs or reasonably could be expected to impair the reputation, goodwill or business position of the Company, and any acts that violate any policy of the Company relating to discrimination or harassment; (iv) commission of a felony or a crime involving moral turpitude or the entrance of a plea of guilty or nolo contedere to a felony or a crime involving moral turpitude; or (v) any action involving a material breach of the terms of the Agreement, including material inattention to or material neglect of duties that Executive shall not have remedied within 30 days after receiving written notice from the Board of Directors specifying the details thereof.

In the event of a termination for cause, Executive shall be entitled to receive only Executive's then-current base salary through the date of such termination. Further, in the event of such a termination for cause, Executive shall not be entitled to receive any bonus payment for the year of termination or subsequent years under any plan in which Executive is then participating or any unvested shares or portion of any equity grant not yet vested made under any equity compensation plan of the Company ("Unvested Equity Grants").

The Company may also terminate each Agreement at any time without cause, as defined above. In the event of such termination without cause, Executive shall be entitled to receive Executive's then-current base salary through the effective date of such termination. Upon execution of a mutual release, Executive shall also be entitled to (i) if entitled to receive a bonus, a pro-rated bonus for the portion of the Company's fiscal year through the effective date of such termination, which prorated bonus shall, if applicable, be based on applying the level of achievement of the performance to Executive's target bonus for the year of such termination, payable in a lump sum at the same time as bonuses are paid to the Company's senior executives generally (the "Pro-Rated Bonus"); and (ii) 24 months of Executive's then-current base salary, payable in a lump sum. In addition, provided that both parties have signed a mutual release, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

Under each Agreement, Executive may terminate the Agreement at any time for good reason, which means (i) the Company has breached its obligations under the Agreement in any material respect; (ii) the Company has decreased Executive's then-current base salary; and/or (iii) the Company has effected a material diminution in Executive's reporting responsibilities, authority, or duties as in effect immediately prior to such change; provided, however, that Executive shall not have the right to terminate the Agreement for good reason unless: (A) Executive has provided written notice to the Company of Executive's intent to terminate the Agreement under this provision and identify the specific condition Executive believes to constitute good reason; (B) the Company has been given at least 30 days after receiving such notice to cure such condition; and (C) the Company fails to reasonably cure the condition. In such event, provided that Executive and the Company have executed a mutual release, Executive shall be entitled to receive (i) Executive's then-current base salary through the effective date of such termination; (ii) if entitled to receive a bonus; a Pro-Rated Bonus; and (iii) 24 months of Executive's then-current base salary, payable in a lump sum. In addition, provided that the mutual release has been executed, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

Executive may also terminate the Agreement at any time without good reason by giving the Company at least sixty 60 days' prior written notice. In such event, Executive shall be entitled to receive only Executive's then-current base salary through the date of termination.

In the event that Executive becomes totally and permanently disabled, the Company shall have the right to terminate the Agreement upon written notice to Executive. In the event of such termination due to disability, Executive shall be entitled to receive Executive's then-current base salary through the date of such termination. Additionally, upon execution of a mutual release, Executive shall be entitled to (i) if entitled to receive a bonus, a Pro-Rated Bonus; and (ii) Executive's then-current base salary, net of short-term disability payments remitted to Executive by the Company pursuant to the Company's short-term disability plan, through the earlier of (A) the scheduled expiration date of the Agreement (but in no event less than 12 months from the date of disability) or (B) the date on which Executive's long-term disability insurance payments commence. In addition, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

The Agreement shall automatically terminate upon the death of Executive. In such event, Executive's personal representative shall be entitled to receive Executive's then-current base salary through such date of termination. Upon execution of a mutual release between the Company and Executive's personal representative, Executive's personal representative shall be entitled to a Pro-Rated Bonus, if entitled to receive a bonus. In addition, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

Upon Executive's termination without cause or for good reason, the Company agrees to pay Executive, in a lump sum, one year's COBRA premiums for continuation of health and dental coverage in existence at the time of such termination.

In the event of a termination of Executive's employment by the Company without cause or notice by the Company of non-renewal of the Agreement, all within 365 days of a consummation of a change in control of the Company and provided that Executive and the Company execute a mutual release, Executive shall be entitled to receive (i) Executive's then-current base salary through the effective date of such termination or non-renewal; (ii) if entitled to receive a bonus, a Pro-Rated Bonus; (iii) a lump sum payment equal to 24 months of Executive's then-current base salary plus an amount equal to the cash bonus paid to Executive in the prior calendar year, if any; and (iv) full vesting of all Unvested Equity Grants, if any.

A change in control shall mean an event or series of events by which: (A) any person or group becomes the beneficial owner, directly or indirectly, of 35% or more of the equity securities of the Company entitled to vote for members of the Board of Directors or equivalent governing body of the Company on a fully-diluted basis; or (B) during any period of 24 consecutive months, a majority of the members of the Board of Directors or other equivalent governing body of the Company cease to be composed of individuals (1) who were members of that Board of Directors or equivalent governing body on the first day of such period; (2) whose election or nomination to that Board of Directors or equivalent governing body was approved by individuals referred to in clause (1) above constituting, at the time of such election or nomination, at least a majority of that Board of Directors or equivalent governing body; or (3) whose election or nomination to that Board of Directors or other equivalent governing body was approved by individuals referred to in clauses (1) and (2) above constituting, at the time of such election or nomination, at least a majority of that Board of Directors or equivalent governing body (excluding, in the case of both clause (2) and clause (3), any individual whose initial nomination for, or assumption of office as, a member of that Board of Directors or equivalent governing body occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than a solicitation for the election of one or more directors by or on behalf of the Board of Directors); or (C) any person or two or more persons acting in concert shall have acquired, by contract or otherwise, control over the equity securities of the Company entitled to vote for members of the Board of Directors or equivalent governing body of the Company on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right) representing 51% or more of the combined voting power of such securities; or (D) the Company sells or transfers (other than by mortgage or pledge) all or substantially all of its properties and assets to, another person or group.

Incentive Plan

Our Board of Directors and stockholders adopted our Incentive Plan, which became effective concurrently with the consummation of our initial public offering.

We have reserved and registered a total of 559,296 shares of our common stock for issuance pursuant to the Incentive Plan. As of the date of this Proxy Statement, 29,169 shares of RSUs have been issued to directors and are fully vested and 19,515 shares have been issued but are not fully vested.  Which leaves 510,612 shares available for issuance under the Incentive Plan. Appropriate adjustments will be made in the number of shares authorized for issuance under the Incentive Plan in the event of a stock split or other change in our capital structure. Shares subject to awards granted under the Incentive Plan which expire or are forfeited, cancelled, exchanged or surrendered, or which expire will again become available for issuance under the Incentive Plan. Shares exchanged as payment in connection with options or stock appreciation rights ("SARs") and shares exchange or withheld to satisfy tax withholding obligations shall not be again be available for issuance under the Incentive Plan. In addition, (i) to the extent an award denominated in shares of common stock is paid or settled in cash, the number of shares of common stock with respect to which such payment or settlement is made shall again be available for issuance under the Incentive Plan; and (ii) shares of common stock underlying awards that can only be settled in cash shall not reduce the number of shares available for issuance under the Incentive Plan.  We may grant Incentive Plan awards to our officers, employees, directors, independent contractors and consultants. Participants will be eligible to receive options, SARs, restricted stock, restricted stock units ("RSUs"), other stock-based awards, stock bonuses and cash awards, provided that we may grant incentive stock options only to employees.

The Incentive Plan will be generally administered by the compensation committee of our Board of Directors. Subject to the provisions of the Incentive Plan, the compensation committee has the discretion to determine the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The compensation committee will have the authority to construe and interpret the terms of the Incentive Plan and awards granted under it.

All awards will be evidenced by a written agreement between us and the holder of the award and may include any of the following:

•

Options.  We may grant nonstatutory stock options or incentive stock options, each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant, or in the case of incentive stock options, an exercise price no less than 110% of the fair market value of our common stock on the date of grant.

•

SARs.  A SAR gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of our common stock between the date of grant of the award and the date of its exercise. We may pay the appreciation in shares of our common stock or in cash, or a combination of common stock or cash.

•

Restricted stock.  The compensation committee may grant restricted stock awards either as a bonus or as a purchase right at such price as it determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the compensation committee specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends may be subject to the same vesting conditions as the related shares.

•

RSUs.  RSUs represent rights to receive shares of our common stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the compensation committee. Holders of RSUs have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the compensation committee may grant RSUs that entitle their holders to dividend equivalent rights.

•

Other stock-based awards, cash-based awards and stock bonuses.  The compensation committee may grant other stock-based awards, stock bonuses or other cash-based awards that are subject to vesting or other conditions specified by the compensation committee. Settlement of other stock-based awards may be in cash or shares of our common stock, as determined by the compensation committee. The compensation committee may grant dividend equivalent rights with respect to other stock-based awards.

In the event a change in control as described in the Incentive Plan occurs and a participant's employment is terminated within 12 months following the change in control, then (i) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable; and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award shall lapse, such awards shall be deemed fully vested, and any performance conditions imposed with respect to such awards shall be deemed to be fully achieved.

The Incentive Plan will continue in effect until it is terminated by the Board of Directors, provided, however, that all awards will be granted, if at all, within 10 years of its effective date. The Board of Directors may amend, alter or terminate the Incentive Plan, provided that without stockholder approval, the Incentive Plan cannot be amended to effect any other change that would require stockholder approval under any applicable law or listing rule.

Director Compensation

Prior to our initial public offering, our directors did not receive compensation for their service as directors. We also have not previously, and do not now, provide separate compensation to any director who is also our employee, including Messrs. Boyd, Mueller and Deutsch.

Following our initial public offering, we implemented a compensation program pursuant to which our non-employee directors receive an annual retainer of $75,000, half of which is payable in cash and half of which is payable in restricted stock units (“RSUs”) pursuant to the Company’s 2014 Equity Incentive Plan (the “Incentive Plan”) discussed below. The chair of the audit committee receives an additional annual cash retainer fee of $10,000, and the chairs of each of the compensation and nominating and corporate governance committees receive an additional annual cash retainer fee of $5,000. We reimburse our directors for reasonable travel expenses incurred in attending the Board and committee meetings.

In addition, with respect to the Special Committee established by the Board of Directors to evaluate potential financing alternatives, the independent directors sitting on the Special Committee (Messrs. Hansen, Kraus, O’Connor and Braswell) will receive an annual cash retainer fee of $15,000, and Mr. Kraus, the chair of the committee will receive an additional annual cash retainer fee of $18,750.  The Special Committee retainer fee will be paid upon the earlier of the closing of a financing transaction or the Company having sufficient available cash to make such payment and is, therefore, not included in 2016 director compensation.

The table below provides information concerning the compensation of our non-employee directors in fiscal 2016.  Each non-employee director received an annual cash retainer of $37,500 for his service on our Board of Directors, and each of the committee chairs received an additional cash retainer as noted in the paragraph above.  Effective as of December 31, 2015 the Company granted restricted stock units to the independent directors related to the initial public offering, 2015 service, and 2016 service.  Restricted stock units are valued based on the initial grant date, which for the purposes below was December 31, 2015 for all of the directors except for Mr. Braswell, which was February 5, 2016 as noted in Note (1) below.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Units ($)(3)	Total ($)
Stanley W. Hansen	42,500	90,493	132,993
Carl E. Kraus	47,500	90,493	137,993
Christopher S. O’Connor	42,500	90,493	132,993
David W. Braswell (1)	8,938	14,087	23,025
Michael H. Staenberg (2)	31,660	58,435	90,095

(1)To fill the vacancy created by Mr. Staenberg’s resignation, on February 3, 2016, the Board of Directors appointed David W. Braswell to serve as director until the Company’s next annual meeting of stockholders. Mr. Braswell is compensated for his services as a director pursuant to the Company’s non-employee director compensation program, pro-rated from the date of his appointment to the end of his term. Pursuant to the terms of the program, Mr. Braswell earned in Fiscal 2016 a pro-rated annual cash retainer equal to $8,938 and received a grant of 3,513 RSUs on February 5, 2016, issued under the Incentive Plan.

(2)Effective February 3, 2016, Michael H. Staenberg resigned from the Board of Directors for personal reasons and not as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. As a result of his resignation, Mr. Staenberg forfeited 5,334 restricted stock units granted to him on December 31, 2015, pursuant to the Company’s non-employee director compensation program.  In connection with Mr. Staenberg’s resignation, the Company elected to pay to Mr. Staenberg cash in the amount of $47,739.93 in exchange for his remaining 9,723 RSUs effective as of August 3, 2016, which amount will be included in the independent directors’ fiscal year 2017 compensation.

(3)As of April 30, 2016, the non-employee directors had the following restricted stock awards outstanding:  Mr. Hansen – 15,057 RSUs, Mr. Kraus – 15,057 RSUs, Mr. O’Connor – 15,057 RSUs, Mr. Braswell – 3,513RSUs and Mr. Staenberg – 9,723 RSUs.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served on our compensation committee during fiscal 2016 has served our Company or any of our subsidiaries as an officer or employee. In addition, none of our executive officers serves as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	_	_	500,889
Equity Compensation Plans Not Approved by Security Holders	_	_	_

Total	_	_	500,889

(1)As noted above, effective February 3, 2016, Michael H. Staenberg resigned from the Board of Directors for personal reasons and not as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. As a result of his resignation, Mr. Staenberg forfeited 5,334 restricted stock units granted to him on December 31, 2015, pursuant to the Company’s non-employee director compensation program.  In connection with Mr. Staenberg’s resignation, the Company elected to pay to Mr. Staenberg cash in the amount of $47,739.93 in exchange for his remaining 9,723 RSUs effective as of August 3, 2016, which amount will be included in the independent directors’ fiscal year 2017 compensation.  As of August 3, 2016, those 9,723 RSUs were returned to the pool of shares available for issuance under the Incentive Plan, bringing the total shares available for issuance under the Incentive Plan as of August 3, 2017 to 510,612.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of August 1, 2016 certain information with respect to the beneficial ownership of the Company’s common stock by (i) each of the named executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act. All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table. The percent of shares beneficially owned is based on 13,982,400 shares of common stock issued and outstanding as of August 1, 2016.  Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed, and the principal address for the stockholders is c/o Peak Resorts, Inc., 17409 Hidden Valley Drive, Wildwood, Missouri 63025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Greater than 5% Stockholders:
CAP 1 LLC and related persons (1) 14000 Quail Springs Parkway, Suite 2200 Oklahoma City, Oklahoma 73134	1,347,408	9.64%
Forward Management, LLC and related entity (2) 101 California Street, 16th Floor, San Francisco, California 94111	1,252,571	8.96%
American Financial Group, Inc. (3) Great American Insurance Tower, 301 East Fourth Street, Cincinnati, Ohio 45202	1,245,986	8.91%
Wells Fargo & Company and related entities (4) Montgomery Street, San Francisco, California 94163	795,390	5.69%
Executive Officers and Directors:
Timothy D. Boyd (5)	1,274,300	9.11%
Stephen J. Mueller (6)	489,100	3.50%
Richard K. Deutsch (7)	483,400	3.46%
Stanley W. Hansen	9,723	*
Carl E. Kraus	14,771	*
Christopher S. O'Connor	15,210	*
David W. Braswell	—	—
All named directors and executive officers as a group (7 persons)	2,286,504	16.35%

*Less than 1.0%.

(1)Based on a Schedule 13G/A filed jointly by CAP 1 LLC, Richard S. Sackler, M.D. and the Richard and Beth Sackler Foundation, Inc. on February 12, 2016. CAP 1 LLC is a Delaware limited liability company wholly owned by Richard S. Sackler, M.D. and Jonathan D. Sackler, as Trustees of the 1974 Irrevocable Trust A FBO BS and

RSS.  The beneficiaries of the 1974 Irrevocable Trust A FBO BS and RSS are Beverly Sackler, Richard S. Sackler, M.D. and the issue of Richard S. Sackler, M.D. CAP 1 LLC reported sole voting and dispositive power over 1,218,613 shares of common stock. Richard S. Sackler, M.D. reported sole voting and dispositive power over 102,595 shares of common stock. The Richard and Beth Sackler Foundation, Inc. reported sole voting and dispositive power over 26,200 shares of common stock.

(2)Based on a Schedule 13G/A filed jointly by Forward Management, LLC, an investment adviser, and Forward Select Income Fund on April 22, 2016 reporting consolidated beneficial ownership of 1,252,571 shares of the Company’s common stock. Forward Management, LLC reported sole voting and dispositive power over 1,252,571 shares of common stock.  Forward Select Income Fund reported sole voting and dispositive power over 1,182,571 shares of common stock.

(3)Based on a Schedule 13G/A filed by the reporting person on January 22, 2016.

(4)Based on a Schedule 13G/A filed by the reporting person on January 27, 2016 on its behalf and on behalf of its subsidiaries, Wells Capital Management Incorporated, Wells Fargo Advisors, LLC and Wells Fargo Funds Management, LLC reporting consolidated beneficial ownership of 795,390 shares of the Company’s common stock. Wells Fargo & Company reported shared voting and dispositive power over 795,390 shares of common stock. Wells Capital Management Incorporated reported shared voting power over 190,790 shares of common stock and shared dispositive power over 794,690 shares of common stock.

(5)Includes 750,000 shares held by Mr. Boyd as Trustee of the Timothy D. Boyd Revocable Trust, dated August 27, 1996. This amount also includes 221,900 shares held by Mr. Boyd's wife, Melissa K. Boyd, as Trustee of the Timothy D. Boyd 2011 Family Trust u/a, dated January 28, 2011, and 302,400 shares held by Ms. Boyd as Trustee of the Melissa K. Boyd Revocable Trust, dated August 27, 1996. Ms. Boyd has sole voting and investment power as Trustee.

(6)Represents 489,100 shares held by Mr. Mueller and Beth R. Mueller, Trustees of the Stephen J. Mueller Revocable Living Trust U/S dated October 5, 2012, as amended.

(7)Includes 50,000 shares pledged as security for a loan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As provided by the audit committee's charter, the audit committee must review and approve all transactions between the Company and any related person that are required to be disclosed pursuant to Item 404 of Regulation S-K. "Related person" and "transaction" shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. In determining whether to approve or ratify a particular transaction, the audit committee will take into account any factors it deems relevant.

In October 2014, the Company entered into a capital lease to finance the construction of the Zip Rider at Attitash. The lease is payable in 60 monthly payments of $38,800, commencing November 2014. The Company has a $1.00 purchase option at the end of the lease term. Messrs. Boyd, Mueller and Deutsch personally guaranteed the lease.

David W. Braswell, a director of the Company, is a partner at Armstrong Teasdale, which is a law firm that provided legal services to the Company in 2016 and is expected to provide legal services to the Company in the future. Since Mr. Braswell became a director in 2016, the aggregate fees and expenses paid to Armstrong Teasdale were approximately $268,000; however, since his appointment as a director, none of the legal services provided to the Company were directly provided by Mr. Braswell, and none of Mr. Braswell’s compensation at Armstrong Teasdale is directly attributable to legal fees paid by the Company.

Director Independence

Based on the independence standards as defined by the marketplace rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), the Board of Directors has determined in its business judgment that Messrs. Hansen, Kraus, O’Connor and Braswell are, and Mr. Staenberg was, independent as such term is defined in the Nasdaq listing standards. In addition, each of the members of the audit committee, compensation committee and nominating and corporate governance committee meets the independence standards set forth in the SEC rules and the Nasdaq listing standards. In making these determinations, the Board of Directors has reviewed all transactions and relationships between each director (or any member of his or her immediate family) and the Company, including transactions and relationships described in the directors’ responses to questions regarding employment, business, family, and other relationships with the Company and its management. As a result of this review, the Board of Directors concluded, as to each independent director, that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The aggregate fees, including expenses, of RSM US LLP for the fiscal years ended April 30, 2016 and April 30, 2015 are as follows:

5
	2016	2015

Audit Fees(1)	$250,176	$334,050
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

________

(1)Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements. Fees for 2016 also consisted of additional audit procedures related to the Hunter Mountain acquisition.  Fees for 2015 also consisted of professional services rendered in connection with our Form S-1 and Form S-8 registration statements related to our initial public offering of common stock completed in November 2014 and our registration of shares authorized for issuance under the Incentive Plan, respectively, including delivery of comfort letters, consents and review of documents filed with the SEC.

 Auditor Independence

In fiscal 2016, there were no other professional services provided by RSM US LLP that would have required the audit committee to consider their compatibility with maintaining the independence of RSM US LLP.

Audit Committee Pre-Approval Policies and Procedures

The charter of the audit committee provides that the audit committee will pre-approve all audit services and permitted non-audit and tax services to be provided by our independent registered public accounting firm. All fees paid to RSM US LLP for fiscal 2016 were pre-approved by the audit committee in accordance with its responsibilities. All fees paid to RSM US LLP for fiscal 2015 and 2016 were reviewed by the Board of Directors.

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

PEAK RESORTS, INC.

Date: August 29, 2016By:/s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: August 29, 2016By:/s/ Stephen J. Mueller

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

10.64*	Third Amendment to Lease agreement, made as of June 8, 2016, by and between EPT Mad River, Inc. and Mad River Mountain, Inc.
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

10.70	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 15, 2016 and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of RSM US LLP.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3**	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.4**	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.5	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.6	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).
32.2**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

*     Filed with the Original Filing.

** Filed with Amendment No. 1.