Form 10-Q
period 2016-07-31
Peak Resorts Inc
filed 2016-09-08
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016.

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

As of September 8, 2016,  13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	July 31,	April 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$2,437	$5,396
Restricted cash balances	55,946	61,099
Income tax receivable	5,176	-
Accounts receivable	1,896	4,772
Inventory	2,801	2,730
Deferred income taxes	1,092	1,092
Prepaid expenses and deposits	2,636	2,680
	71,984	77,769
Property and equipment, net	190,425	192,178
Land held for development	37,550	37,542
Intangible assets, net	832	846
Goodwill	5,009	5,009
Other assets	619	619
	$306,419	$313,963
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$17,250	$15,500
Accounts payable and accrued expenses	18,149	18,696
Accrued salaries, wages and related taxes and benefits	1,060	919
Unearned revenue	14,074	13,233
EB-5 investor funds in escrow	50,504	52,004
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,598	2,456
	103,968	103,141
Long-term debt	118,238	118,343
Capitalized lease obligation	4,102	4,419
Deferred gain on sale/leaseback	3,095	3,178
Deferred income taxes	12,672	12,672
Other liabilities	567	576
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,775	82,728
Accumulated Deficit	(19,138)	(11,234)
	63,777	71,634
	$306,419	$313,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Loss (Unaudited)

(In thousands, except share and per share data)

	(Unaudited)
	Three months ended July 31,
	2016	2015

Revenues	$7,126	$5,432

Costs and Expenses
Resort operating expenses	11,764	10,207
Depreciation and amortization	3,217	2,448
General and administrative expenses	1,372	936
Land and building rent	327	338
Real estate and other taxes	563	466
	17,243	14,395
Loss from Operations	(10,117)	(8,963)

Other Income (Expense)
Interest, net of interest capitalized of $384 and $91 in 2016 and 2015, respectively	(3,048)	(2,721)
Gain on sale/leaseback	83	83
Investment income	2	2
	(2,963)	(2,636)

Loss before Income Tax Benefit	(13,080)	(11,599)
Income Tax Benefit	(5,176)	(4,520)
Net Loss	$(7,904)	$(7,079)

Basic and diluted loss per share	$(0.56)	$(0.51)

Cash dividends declared per common share	$-	$0.1375

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except share data)

Three Months ended July 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2016	13,982,400	$140	$82,728	$(11,234)	$71,634

Net loss	-	-	-	(7,904)	(7,904)

Stock based compensation	-	-	47	-	47

Balances, July 31, 2016	13,982,400	$140	$82,775	$(19,138)	$63,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Three Months ended July 31,

	Three months ended July 31,

	2016	2015
Cash Flows from Operating Activities
Net loss	$(7,904)	$(7,079)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment and intangibles	3,217	2,448
Amortization of deferred financing costs	161	12
Amortization of other liabilities	(9)	(9)
Gain on sale/leaseback	(83)	(83)
Stock based compensation	47	-
Changes in operating assets and liabilities:

Income tax receivable	(5,176)	(4,520)
Accounts receivable	2,876	976
Inventory	(71)	(132)
Prepaid expenses and deposits	44	(26)
Other assets	-	(9)
Accounts payable and accrued expenses	(1,247)	992
Accrued salaries, wages and related taxes and benefits	141	(187)
Unearned revenue	841	2,054

Net cash used in operating activities	(7,163)	(5,563)

Cash Flows from Investing Activities
Additions to property and equipment	(750)	(4,689)
Additions to land held for development	(8)	-
Change in restricted cash	5,153	(5,813)
Net cash provided by (used in) investing activities	4,395	(10,502)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	33	3,950
Borrowings on line of credit	1,750
(Refunds) additions to EB-5 investor funds held in escrow	(1,500)	8,551
Payment on long-term debt and capital lease obligations	(474)	(381)
Distributions to stockholders	-	(1,922)
Net cash (used in) provided by financing activities	(191)	10,198

Net Decrease in Cash and Cash Equivalents	(2,959)	(5,867)

Cash and Cash Equivalents, April 30	5,396	16,849

Cash and Cash Equivalents, July 31	$2,437	$10,982

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $384 and $91 capitalized in 2016 and 2015, respectively	$3,040	$2,804

Supplemental Disclosure of Noncash Investing
and Financing Activities
Assets under construction included in accounts payable	$700	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended July 31, 2016 and 2015

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

Results for interim periods are not indicative of the results expected for a full fiscal year due to the seasonal nature of the Company’s business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Note 2. New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory” ("ASU 2015-11"), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this update should be applied prospectively with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑11 on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  While the Company is currently evaluating the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2017 applied to the loss before income tax for the quarter ended July 31, 2016. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note  4. Long‑term Debt /  Line of Credit

Long‑term debt at July 31, 2016 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	(Unaudited) July 31, 2016	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at July 31, 2016 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550

Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; with remaining principal and interest due on December 22, 2020	3,565	3,612
Other debt	3,163	3,231

Less unamortized debt issuance costs	(1,742)	(1,903)

	119,148	119,102
Less: current maturities	910	759
	$118,238	$118,343

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  No additional interest payments were due for the three months ended July 31, 2016.

 The Master Credit Agreement includes restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant, which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations. As of the most recent fiscal year end and for the quarter ended July 31, 2016, the fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is are required to increase the balance of the debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

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

Rates as of July 31,	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2016(1)	11.10%	10.13%	8.00%	10.56%
2017	11.27%	10.28%	8.14%	10.72%
2018	11.44%	10.44%	8.28%	10.88%
2019	11.61%	10.59%	8.43%	11.04%
2020	11.78%	10.75%	8.57%	11.21%
2021	11.96%	10.91%	8.72%	11.38%

(1)  For 2016, the dates of the rates presented are as follows: (i) April 1, 2016 for the Attitash/Mount Snow Debt; (ii) October 1, 2016 for the Credit Facility Debt; January 6, 2016 for the Hunter Mountain Debt and (iii) December 1, 2015 for the Sycamore Lake (Alpine Valley) Debt.

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

The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants set forth in the Hunter Mountain Credit Agreement consist of a maximum leverage ratio (as defined in the Hunter Mountain Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Hunter Mountain Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations. As of the most recent fiscal year end and for the quarter ended July 31, 2016,  the Company’s fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is required to increase the balance of the debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

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

Future aggregate annual principal payments under all indebtedness (including the Company’ line of credit, current debt and long-term debt) reflected by fiscal year are as follows (in thousands):

(Unaudited)
July 31,
2017 (Remaining)	$18,341
2018	1,836
2019	767
2020	215
2021	2,820
Thereafter	114,161
$138,140

Deferred financing costs are net of accumulated amortization of $643 and $482 at July 31, 2016 and April 30, 2016, respectively. Amortization of deferred financing costs will be $303 (remaining) for the year ending April 30, 2017, and $90 for each of the four years ending April 30, 2018, 2019,  2020 and 2021.

Line of Credit

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.    On July 20, 2016 the Company borrowed an additional $1.75 million under the Credit Agreement for working capital purposes.

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

Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at July 31, 2016 was 4.5% on the line of credit borrowings. Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1:25 to 1 on a fiscal year basis. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations. As of the most recent fiscal year end and for the quarter ended July 31, 2016, the Company’s fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is required to increase the balance of the debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise in full compliance with the terms and conditions of the Line of Credit Agreement and Line of Credit Note, the Company may elect to convert the outstanding line of credit debt to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest at the prime rate plus 1.0% per annum.

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

Note 5. Acquisition

Effective January 6, 2016, the Company acquired all of the outstanding common stock of Hunter Mountain in Hunter, New York, for $35.0 million paid to the sellers in cash and the Company’s assumption of $1.7 million in capitalized lease obligations. During the year ended April 30, 2016, the Company incurred approximately $0.1 million in transaction costs.  The Company also incurred $1.3 million of financing costs which were capitalized as deferred financing costs associated with the debt obligations.

The Company financed $20.0 million, of the acquisition price pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, which bears interest at a rate of 8.0%, subject to annual increases as discussed in Note 4, “Long-term Debt/Line of Credit.”  The Company borrowed an additional $1.0 million under the Hunter Mountain Credit Agreement to fund closing and other costs. Debt under the Hunter Mountain Note requires monthly interest payments until its maturity on January 5, 2036. An additional $15.0 million of the Hunter Mountain acquisition price was financed through a draw on the Company’s line of credit with Royal Banks of Missouri, which bears interest at the prime rate plus 1.0% and matures on December 22, 2016, as discussed in Note 4 above under the title “Long-term Debt/Line of Credit”.

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the quarter ended July 31, 2016 from the date of acquisition. The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,640
Accounts receivable	395
Inventories	341
Prepaids	246
Buildings and improvements	14,052
Land	6,200
Equipment	19,120
Other assets	4
Goodwill	4,382
Intangible assets	865
Total assets acquired	47,245
Accounts payable and accrued expenses	1,481
Accrued salaries, wages and related taxes & benefits	250
Unearned revenue and deposits	2,993
Capital Lease Obligations	1,724
Deferred tax liability	5,797
Net assets acquired	$35,000

The purchase price allocation is preliminary, mainly due to continued review of buildings and improvements,  deferred tax liability and intangibles.

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

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Hunter Mountain was completed on May 1, 2015, the beginning of the Company's 2016 fiscal year. The following pro forma financial information includes adjustments for depreciation and interest paid pursuant to the Hunter Mountain Note and property and equipment recorded at the date of acquisition. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on May 1, 2015. (In thousands except per share data)

(Unaudited)
Three months ended July 31, 2015

Net revenues	$7,821
Net loss	$(8,870)
Pro forma basic and diluted loss per share	$(0.63)

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $407 and $433 for the three months ended July 31, 2016 and 2015, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to July 31, 2016 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2017 (Remaining)	$1,738	$1,249
2018	2,066	1,620
2019	1,922	1,576
2020	923	1,543
2021	23	1,518
Thereafter	-	8,822

	6,672	$16,328
Less: amount representing interest	882
	5,790
Less: current portion	1,688
Long-term portion	$4,102

Note 8.  Loss Per share

The computation of basic and diluted loss per share for the three month periods ended July 31, 2016 and 2015 is as follows (in thousands except share and per share data):

	Three Months ended July 31,
	2016	2015
Net Loss	$(7,904)	$(7,079)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	13,982,400	13,982,400
Vested restricted stock units	38,892	-
	14,021,292	13,982,400
Basic and diluted loss per share	$(0.56)	$(0.51)

The Company has 19,515 outstanding unvested restricted stock units that have not been included in the calculation of diluted earnings per share because the impact is anti-dilutive due to the net loss for the period ended July 31, 2016.

The vested restricted stock units above include 9,723 vested restricted stock units for the former director Mr. Staenberg.  See details of the cash buyout of these restricted stock units in Note 9. “Subsequent Events” below.

Note 9. Subsequent Events

Line of Credit

As previously reported, on December 22, 2015, the Company, together with its subsidiaries Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc. and SNH Development, Inc., as borrowers (together, the “Subsidiaries” and collectively with the Company, the “Borrowers”), entered into a $20.00 million Credit Facility, Loan and Security Agreement (the “Royal Bank Credit Agreement”) with Royal Banks of Missouri, as lender (the “Lender”).

On August 5, 2016, the Company borrowed the remaining $2.75 million under the Royal Bank Credit Agreement for working capital purposes, pursuant to a Promissory Note issued under and subject to the terms of the Royal Bank Credit Agreement (the “Second Promissory Note”), bringing the total principal amount borrowed under the Royal Bank Credit Agreement to $20 million.

The Second Promissory Note is subject to the terms of the Royal Bank Credit Agreement except for any provisions in the Royal Bank Credit Agreement related to renewal or conversion of the Second Promissory Note.  The terms of the Second Promissory Note provide that interest on the outstanding principal amount of the Second Promissory Note shall be charged at 6.0% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The debt evidenced by the Second Promissory Note is secured by the assets of each of the Subsidiaries and matures on August 5, 2017.  The Company is required to make interest only payments under the Second Promissory Note.

Except in the case of a default, the Borrowers may prepay all or any portion of the outstanding debt under the Second Promissory Note and all accrued and unpaid interest due prior to the maturity date without prepayment penalty.  In the case of a default, the outstanding balance due on the Second Promissory Note bears interest at the rate of 5.0% percent per annum in excess of the interest rate otherwise payable thereon, which interest shall be payable on demand.

Series A Cumulative Convertible Preferred Stock

On August 22, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Investor Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, (the “Series A Preferred”) and three warrants (the “Warrants”), exercisable for twelve years, to purchase (i) 1,538,462 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at $6.50 per share, (ii) 625,000 shares of Common Stock at $8.00 per share and (iii) 555,556 shares of Common Stock at $9.00 per share, in each case, subject to adjustments.   The Series A Preferred and the Warrants are being offered to the Investor in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

The closing of the Investor Private Placement (the “Closing”) is conditioned upon (i) the reduction by the Company’s senior lenders, EPT Ski Properties, Inc. and EPT Mount Snow, Inc., in the additional interest reserve requirement related to the breakage of the Fixed Charge Coverage Ratio Covenant, (ii) the approval of the Investor Private Placement and certain amendments to the Company’s amended and restated articles of incorporation by the shareholders of the Company, and (iii) certain other customary closing conditions in the Purchase Agreement.  The Company intends to seek such approval at its annual meeting of shareholders.  The Series A Preferred and the Warrants will not be issued, and the Company will not receive any investment funds, until the Closing.

In addition, the Purchase Agreement grants to the Company the right to issue to the Investor an additional 20,000 shares of Series A Preferred, along with additional Warrants, all on the same terms and conditions as the Investor Private Placement, as long as (i) there is no material adverse effect, (ii) the average closing price of the Common Stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the Common Stock for the ten trading days prior to the execution of the Purchase Agreement, (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance, and (iv) the Company has successfully implemented an EB-5 Immigrant Investor Program with respect to Mount Snow and one investor’s application has approved.

The Purchase Agreement may be terminated (i) by mutual agreement, (ii) by either party if the applicable conditions are incapable of fulfillment, or (iii) by either party if Closing has not occurred on or before November 15, 2016.  If the Purchase Agreement is terminated because of the failure to obtain shareholder approval and the Board of Directors of the Company has failed to recommend or continue to recommend or has withdrawn or modified its recommendation to vote in favor of the Investor Private Placement, the Company shall not later than three business days after a request by the Investor, reimburse the Investor for its out of pocket expenses (including legal fees) incurred in connection with the Investor Private Placement up to a maximum aggregate amount of $125,000.

The Company intends to use the net proceeds from the sale of the Series A Preferred and Warrants for working capital and general corporate purposes and for the execution of its strategy for future growth, including expansion through acquisition.

Bridge Loan Financing

 On September 1, 2016, the Company and Mount Snow, Ltd., a subsidiary of the Company (“Mount Snow” and, together with the Company, the “Borrowers”), closed on a loan on the terms set forth in a credit agreement and related documents with EPT Mount Snow, Inc. (the “Lender”), an affiliate of its primary lender, EPR Properties. The Company received an initial advance of $4.0 million at closing, which funded the Lender’s $100,000 closing fee, fees and expenses of the Company’s legal counsel and the interest reserve.

Pursuant to the Master Credit and Security Agreement (the “Credit Agreement”) among the Borrowers and the Lender, dated as of September 1, 2016, the Lender agreed to loan to the Company up to $10.0 million (the “Loan”), as evidenced by the Promissory Note (the “Note”) from the Borrowers, dated as of September 1, 2016.

The Credit Agreement provides that the Borrowers may borrow up to $5.5 million until three business days prior to December 31, 2016.  Any other advances under the Loan will be made at the discretion of the Lender but no amount may be borrowed under the Loan after December 31, 2016.  The maximum amount available under the Loan will be reduced from $10.0 to $5.0 upon the Company receiving the proceeds of the EB-5 funding, and upon the receipt of any of such funds, the Borrowers shall prepay (a) the amount by which outstanding principal under the Loan exceeds $5.0 million and (b) accrued interest on such excess amount.  The Company may make additional voluntary prepayments, without penalty, in an amount of not less than the lesser of $1.0 million or the outstanding principal balance of the Loan.

The Note provides that interest will be charged at a rate of 9.00%.  Past due amounts will be charged a higher interest rate and be subject to late charges. The Credit Agreement requires the Company to maintain an interest and lease payment reserve, and any interest expected to accrue on any advance shall be withheld by the Lender.    The debt evidenced by the Note is secured by the assets of each of the Borrowers.

The Credit Agreement provides that the proceeds shall be used to fund working capital and other general business purposes, provided that no more than $750,000 shall be used to fund any payment or reimbursement related to the West Lake project.  The West Lake project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines and ancillary equipment.

The Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. The payment of dividends and redemption of stock are prohibited at any time that the Loan remains unpaid and, notwithstanding any repayment of the Loan, are also prohibited so long as any other credit facility with the Lender’s affiliates remains outstanding unless (a) there are no potential default or default situations and (b) the EB-5 funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the West Lake project.  The Credit Agreement requires that all construction activities related to the West Lake project cease until the EB-5 funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the West Lake project.

Regardless of whether the credit facility set forth in the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) among the Company, Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc. (together, the “Hunter Mountain Borrowers”) and EPT Ski Properties, Inc., as lender remains outstanding, the Borrowers shall comply with the financial covenants set forth in the Hunter Mountain Credit Agreement.  Those financial covenants consist of (a) a maximum leverage ratio (as defined in the Hunter Mountain Credit Agreement) of 65%, above which Borrowers are prohibited from incurring additional indebtedness and (b) a consolidated fixed charge coverage ratio (as defined in the Hunter Mountain Credit Agreement) that (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00.    As of the most recent fiscal year end and for the quarter ended July 31, 2016, the fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is required to increase the balance of the debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

 Under the terms of the Credit Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Credit Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch), as long as they are employed by any Borrower, cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of Mount Snow.  Other events of default include, but are not limited to, a default on other indebtedness, and certain defaults under material contracts and material licenses, of the Company or its subsidiaries.

 Upon an event of default, as defined in the Credit Agreement, the Lender may, among other things, declare all unpaid principal and interest due and payable. The Note matures on March 31, 2017, provided that (a) if the EB-5 funding is not received by March 31, 2017 and no event of default is then existing, the Borrowers may elect to extend the maturity of the loan to March 31, 2018 upon written notice to the Lender and payment of a $125,000 fee and (b) if the EB-5 funding is not received by March 31, 2018 and no event of default is then existing, the Borrowers may elect to extend the maturity of the loan to March 31, 2019 upon written notice to the Lender and payment of a $125,000 fee.

Boston Mills / Brandywine Flood

On August 10, 2016 the main lodge and maintenance buildings at the Boston Mills Ski Resort in northeastern Ohio were flooded.   The Company is currently working with its insurance company to estimate damages.  The Company does not believe this flooding will have any impact on the resort’s ski season.

Staenberg Restricted Stock Units

In February 2016, Mr. Staenberg, a member of the Board of Directors, resigned from his position. Per the Restricted Stock Unit Agreement, Mr. Staenberg’s 9,723 vested shares were payable to him in the form of stock or cash six months after his resignation.  The Board of Directors decided to pay his shares in the form of a  cash payment of $48 effective as of August 3, 2016.  The payment was made in September 2016.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Events

Financing/Liquidity

The Company has experienced lower than normal liquidity levels as of the beginning of fiscal 2017.  The weather during the preceding ski season was unfavorably warm which resulted in fewer ski days and lower profitability for the Company.  In addition, the Company is still waiting on the first investor’s approval with regards to our approved EB-5 program.  In anticipation of the EB-5 approval, which would release all funds from escrow and allow those funds to be spent on project related activities, the Company has spent more than $13 million of our working capital on starting the West Lake project, which is part of the overall Mt. Snow Development Project.  The board made the decision in April 2016 that it would not be prudent to declare a dividend for the first quarter of 2017 due to lower cash levels primarily caused by the delay in the approval of our EB-5 program, as well as the unseasonably warm weather during the 2015/2016 ski season, which drove down revenue compared to the prior season.

In addition, the Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. As of our most recent fiscal year end, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company must increase the balance of its debt service reserve by $3.3 million.  EPR has agreed to defer the payment of the reserve until the end of the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.  Please refer below in the MD&A section for more specific information on our liquidity, the EB-5 program, and the West Lake construction project.

Investor Private Placement and New Debt Financings

In light of the Company’s current and near-term working capital and debt service requirements, and in an effort to satisfy our short-term working capital needs and enhance the Company’s long-term liquidity position, our Board of Directors formed a Special Committee of independent directors, to evaluate various financing alternatives.  While the reimbursement of approximately $13.0 million from the released EB-5 program funds would improve our short-term cash position and the Company had received approval as of April 30, 2016 for a total of $10 million in short-term financing options, the Board of Directors believed that it is in the best interests of the Company and stockholders to evaluate long-term financing structures to enhance our long-term liquidity position, support our cash position and ensure sufficient funds for continued growth.

To this end, after extensive analysis and consideration, the Special Committee and the Board of Directors approved a private placement of the Company’s securities.  On August 22, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Investor Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, (the “Series A Preferred”) and three warrants (the “Warrants”), exercisable for twelve years, to purchase (i) 1,538,462 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at $6.50 per share, (ii) 625,000 shares of Common Stock at $8.00 per share and (iii) 555,556 shares of Common Stock at $9.00 per share, in each case, subject to adjustments.   The Series A Preferred and the Warrants are being offered to the Investor in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended  and Rule 506 of Regulation D promulgated thereunder.

The Company intends to hold a meeting of its shareholders in order to, among other things, vote upon the approval of: (i) an increase in the Company’s authorized Common Stock, (ii) the authorization of blank check preferred stock and certain conforming changes to the Company’s amended and restated articles of incorporation, and (iii) the Investor Private Placement as required by the Nasdaq Listing Rules.  Without shareholder approval of these actions, this proposed Investor Private Placement will not be completed.

To provide the Company with additional cash for operations in the meantime, the Company borrowed an additional $4.5 million from Royal Banks of Missouri and an additional $5.5 million from EPT Mount Snow, Inc. The Investor Private Placement and these loans are discussed in greater detail in Note 9. “Subsequent Events.”

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

Capital Projects

The Company did not have any major capital projects in the quarter ended July 31, 2016.  In fiscal 2016, the Company had one major capital project. We started the construction of the West Lake project which will be financed through the EB-5 program, once our first investor is approved.  The West Lake project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons.

 Results of Operations

The following historical unaudited consolidated statements of operations during the three months ended July  31, 2016 and 2015 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in our financial statements since the date of the acquisition.

Comparison of Operating Results for the Three Months Ended July 31, 2016 and 2015

The following table presents our condensed unaudited consolidated statements of operations for the three months ended July  31, 2016 and 2015 (dollars in thousands):

Three months ended July 31,
2016	2015	$ change	% change

Revenues
Food and beverage	$2,487	$1,322	1,165	88.1%
Hotel/lodging	1,808	1,460	348	23.8%
Retail	149	159	(10)	-6.3%
Summer activities	1,864	1,923	(59)	-3.1%
Other	818	568	250	44.0%
	7,126	5,432	1,694	31.2%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	7,707	6,231	1,476	23.7%
Retail and food and beverage cost of sales	761	516	245	47.5%
Power and utilities	588	583	5	0.9%
Other	2,708	2,877	(169)	-5.9%
	11,764	10,207	1,557	15.3%
Depreciation and amortization	3,217	2,448	769	31.4%
General and administrative expenses	1,372	936	436	46.6%
Land and building rent	327	338	(11)	-3.3%
Real estate and other taxes	563	466	97	20.8%
	17,243	14,395	2,848	19.8%

Loss from Operations	(10,117)	(8,963)	(1,154)	12.9%

Other Income (expense)
Interest, net of interest capitalized of $384 and $91 in 2016 and 2015, respectively	(3,048)	(2,721)	(327)	12.0%
Gain on sale/leaseback	83	83	-	0.0%
Investment income	2	2	-	0.0%
	(2,963)	(2,636)	(327)	12.4%

Loss before income tax benefit	(13,080)	(11,599)	(1,480)	12.8%
Income tax benefit	(5,176)	(4,520)	656	-14.5%
Net Loss	$(7,904)	$(7,079)	$(825)	11.7%
Total Reported EBITDA	$(6,900)	$(6,515)	$(385)	5.9%

Revenue increased $1.7 million, or 31.2%, for the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase is primarily attributable to the impact of the Hunter Mountain acquisition, which was effective January 6, 2016. Hunter Mountain’s impact is included in food and beverage, hotel/lodging, and other revenue categories, mainly driven by multiple summer festivals.

Resort operating expenses increased $1.6 million, or 15.3%, for the three months ended July 31, 2016 compared to the same period in the prior year.  This was primarily attributable to the impact of the Hunter Mountain acquisition, specifically driving up labor and labor related expenses and retail and food and beverage cost of sales.

Power and utility expense increased minimally by 0.9% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015.  The impact of the addition of Hunter Mountain was offset by lower power and fuel costs at all other resorts due to a continued focus on energy efficiency.

Depreciation and amortization increased $0.8 million, or 31.4%, for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 as a result of assets acquired from the Hunter Mountain acquisition.

General and administrative expenses increased $0.4 million, or 46.6%, for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 primarily due to an increase in professional fees related to incremental legal costs, public company expenses and travel as well as the addition of Hunter Mountain.

The increase in interest expense net, of $0.3 million, resulted from the additional interest associated with the debt incurred for the acquisition of Hunter Mountain.

Income tax benefit increased $0.7 million as a result of an increase in the loss before income tax benefit of $1.5 million for the three months ended July 31, 2016 compared to the three months ended July 31, 2015.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net loss (in thousands):

	Three months ended
	July 31
	2016 (1)	2015

Net loss	$(7,904)	$(7,079)
Income tax benefit	(5,176)	(4,520)
Interest expense, net	3,048	2,721
Depreciation and amortization	3,217	2,448
Investment income	(2)	(2)
Gain on sale/leaseback	(83)	(83)
	$(6,900)	$(6,515)

(1)	Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in the reconciliation since the date of the acquisition.

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. However, the Company has experienced lower than normal liquidity levels at the beginning of fiscal 2017.  The weather during the 2015/2016 ski season was unfavorably warm, which resulted in fewer ski days and lower profitability for the Company.  We had $2.4 million of cash and cash equivalents at July 31, 2016 compared to $5.4 million at April 30, 2016.  Cash of $7.2 million was used by operating activities during the three months ended July 31, 2016 compared to $5.6 million of cash used in the three months ended July 31, 2015. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that cash flow from operations will continue to provide a significant source of our future cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements discussed below, as needed.  In addition, the Company has borrowed $4.5 million from Royal Banks of Missouri and $5.5 million from EPT Mount Snow, Inc. and has signed the Purchase Agreement to issue the Series A Preferred and Warrants in an effort to strengthen the liquidity position of the Company.  These items were executed subsequent to July 31, 2016 and are discussed in Note 9. “Subsequent Events.”

Long-term debt at July  31, 2016 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender.   As discussed in “Recent Events”, in November 2014, we entered into a Restructure Agreement with EPR providing for the prepayment of a portion of our outstanding debt. Furthermore, as discussed in “Resort Acquisition”, we entered into the Hunter Mountain Credit Agreement in connection with our acquisition of Hunter Mountain.  We have presented in the table below the borrowings at July 31, 2016 and April 30, 2016 (dollars in thousands):

	(Unaudited) July 31, 2016	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.13% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at July 31, 2016 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at July 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; with remaining principal and interest due on December 22, 2020	3,565	3,612
Other debt	3,163	3,231

Less unamortized debt issuance costs	(1,742)	(1,903)

	119,148	119,102
Less: current maturities	910	759
	$118,238	$118,343

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

  The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.    No additional interest payments were due for three months ended July 31, 2016.

 The Master Credit Agreement includes restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant, which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations. As of our most recent fiscal year end and for the quarter ended July 31, 2016, our fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, we are required to increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

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

The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants set forth in the Hunter Mountain Credit Agreement consist of a maximum leverage ratio (as defined in the Hunter Mountain Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Hunter Mountain Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations. As of our most recent fiscal year end and for the quarter ended July 31, 2016, the Company’s fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is required to increase the balance of the debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

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

Line of Credit

Effective as of December 22, 2015, the Company entered into the Line of Credit Agreement with Royal Banks of Missouri.  The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Line of Credit Note”) in favor of Royal Banks of Missouri, maturing on December 22, 2016. In connection with the Hunter Mountain acquisition, the Company borrowed $15.5 million, of which $0.5 million was used for closing and other costs, to fund a portion of the purchase price.    On July 20, 2016 the Company borrowed an additional $1.75 million under the Credit Agreement for working capital purposes. The line of credit debt is included as a current liability given the initial 12-month term.

Interest on amounts borrowed under the line of credit are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges. The effective rate at July 31, 2016 was 4.5% on the line of credit borrowings.  Amounts outstanding under the Line of Credit Agreement are secured by the assets of each of the subsidiary borrowers under the Line of Credit Agreement.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1:25 to 1 on a fiscal year basis. The Company must also maintain a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) which (i) requires the Company to increase the balance of its debt service reserve account if the Company’s consolidated fixed charge coverage ratio falls below 1.50:1.00 and (ii) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during potential default or default situations. As of our most recent fiscal year end and for the quarter ended July 31, 2016, the Company’ fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio.  As a result, the Company is required to increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise in full compliance with the terms and conditions of the Line of Credit Agreement and Line of Credit Note, the Company may elect to convert the outstanding line of credit debt to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest the prime rate plus 1.0% per annum.

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

Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

Cash of $7.2 million was used in operating activities in the first three months of fiscal 2017, an increase of $1.6 million when compared to the $5.6 million used in the first three months of fiscal 2016.  The decrease in operating cash flows was primarily a result of an increase in the loss from operations, due to the addition of Hunter Mountain.  Similar to our other resorts, Hunter Mountain generates the majority of its operating cash in the third and fourth quarters and traditionally operates at a loss during the first and second quarters of the year.

Cash of $4.4 million was provided by investing activities in the first three months of fiscal 2017, an increase of  $14.9 million when compared to the $10.5 million used in the first three months of fiscal 2016.   The increase was a result of a  decreased spending on property additions as well as a decrease in the restricted cash accounts. The decrease in restricted cash is a result of the timing of EB-5 funds being deposited in fiscal year 2016.

Cash of $0.2 million was used in financing activities in the first three months of fiscal 2017, a decrease of  $10.4 million when compared to the $10.2 million provided by in the first three months of fiscal 2016.   The decrease primarily related to the EB-5 investor funds being funded in fiscal 2016 and borrowings of capital leases in fiscal 2016.  This was offset by no dividends being declared or paid to investors in the three months ended July 31, 2016.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2016 were approximately $15.9 million,  of which $11.8 million is related to the West Lake project. We currently anticipate we will spend approximately $3.0 million to $4.0 million on resort capital expenditures in fiscal 2017.  There are no major capital expenditure projects for fiscal 2017 anticipated. We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.  The Company is also pursuing other sources of financing to meet long-term liquidity needs, including the $4.5 million draw on the Royal Banks of Missouri line of credit, the $5.5 million new credit facility with EPT Mount Snow, Inc., and the proposed issuance of Series A Preferred pursuant to the Investor Private Placement.  Details of these transactions can be found in Note 9. “Subsequent Events.”

As part of the acquisition of Hunter Mountain discussed in “Recent Events” above, we assumed $1.7 million related to six capital leases.  The leases were used to finance equipment throughout the resort.  The leases expire between 2016 and 2020, with payments being required only during the peak ski season.  Annual lease expenses are  $0.4 million in 2017, $0.4 million in 2018, $0.3 million in 2019, and $0.3 million in 2020.

 In October 2014, we entered into a capital lease to finance the construction of the Zip Rider at Attitash. The lease is payable in 60 monthly payments of $38,800, commencing November 2014. The Company has a $1.00 purchase option at the end of the lease term. Messrs. Boyd, Mueller and Deutsch have personally guaranteed the lease.

In addition, in June 2015, the Company entered into capital leases to finance the installation of Low-E snow guns at Mount Snow, Attitash and Wildcat, as well as to fund the purchase of groomers for Mount Snow and Attitash. The Low-E snow guns lease is payable in 48 monthly payments of $61,770 and the groomers lease is payable in 60 monthly payments of $23,489, both commencing July 2015. The Company has a $1.00 purchase option at the end of each lease term.  Messrs. Boyd, Mueller and Deutsch have personally guaranteed the leases. The Company originally funded these purchases during fiscal 2015 with operating cash.

We have $2.0 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was recently extended and is set to expire in September 2016.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.  We do not expect this process to have a negative effect on our current EB-5 offering.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

We have established two wholly-owned affiliate limited partnerships (collectively, the ‘‘Partnership’’) of Mount Snow to operate within a TEA within the State of Vermont Regional Center. Through the Partnership, we sought to raise $52.0 million by offering units in the Partnership to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 program rules. The proceeds of the offering will be used to fund loans that will be advanced to newly-created affiliates of Mount Snow to finance the development of two capital projects at Mount Snow—the West Lake Project and the Carinthia Ski Lodge Project (together, the ‘‘Projects’’). The terms of these loans are expected to be 1.0% fixed for five years with up to a two year extension at 7.0% in year six and 10.0% in year seven. Upon funding of the loans, the Company will receive a development fee equal to 15.0% of the loans as well as costs incurred in developing the program. The Mount Snow EB-5 program must be approved by both the State of Vermont Regional Business Center and the USCIS. We have received approval from both the State of Vermont’s Regional Business Center and the USCIS.

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

As of July  31, 2016, we had commitments for $50.5 million in Partnership investments, all of which has been funded and is being held in escrow.  We have had 3 investors withdraw for personal reasons during the first quarter of 2017, which is allowed under the program while the fund are still in escrow.   It is the Company’s intent to replace the withdrawn funds with funds from new investors. Two additional investors have submitted the appropriate documentation and funds subsequent to July 31, 2016.    A third investor has submitted the documentation and is expected to wire funds.   The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS. The Projects commenced in the second half of calendar year 2015, and due to the delay in the investor’s  I-526 petition approval, we now estimate that the Projects will be substantially completed in advance of the 2017-2018 ski season.

Due to the Company still waiting on the first investor’s I-526 Petition to be approved by the USCIS, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season, the Company’s Board of Directors decided it was not prudent to declare a dividend in the first quarter of 2017. The Company’s board of directors declared a cash dividends of $0.1375 during the three-month period ended July 31, 2015.  The dividend was payable on August 21, 2015 to shareholders of record on July 10, 2015.   We cannot assure you that this initial dividend rate will be reinstated or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

The Master Credit Agreement includes financial covenants consisting of a maximum Leverage Ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a Consolidated Fixed Charge Coverage Ratio (as defined in the Master Credit Agreement) covenant, which (a) requires the Company to increase the balance of its debt service reserve account if the Company's Consolidated Fixed Charge Coverage Ratio falls below 1.50:1.00, and (b) prohibits the Company from paying dividends if the ratio is below 1.25:1.00. The payment of dividends is also prohibited during default situations under the terms of the Master Credit Agreement. Furthermore, our results of operations and financial condition could be materially and adversely affected by the factors described in the "Risk Factors" section of our Annual Report on Form 10-K and the “Risk Factors” section of this Quarterly Report on Form 10-Q, which could limit our ability to pay dividends in the future. As of our most recent fiscal year end and the quarter ended July 31, 2016,  the Company’s fixed charge ratio fell below the 1:50:1:00 coverage ratio, but was above the 1.25:1.00 ratio. As a result, the Company is required increase the balance of our debt service reserve account by $3.3 million.  EPR has agreed to delay the additional interest reserve payment until the 2016/2017 ski season, with 1/3 due in January 2017, 1/3 due in February 2017, and 1/3 due in March 2017.

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

In addition to other factors and matters contained or incorporated in this document, we believe the following factors related to the Investor Private Placement could cause actual results to differ materially from those discussed in the forward-looking statements:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement;
•	the failure or inability to complete the Investor Private Placement due to the failure to satisfy any conditions to closing of the Investor Private Placement or otherwise;
•	business uncertainty and contractual restrictions during the pendency of the Investor Private Placement;
•	the amount of the costs, fees, expenses and charges related to the Investor Private Placement, including any fees and expenses due upon the termination of the Purchase Agreement;
•	diversion of management’s attention from ongoing business concerns;
•	the effect of the announcement of the Investor Private Placement on our business and customer relationships, operating results and business generally, including our ability to retain key employees;
•	risks that the proposed Investor Private Placement disrupts current plans and operations; and
•	the possible adverse effect on our business and the price of our common stock if the Investor Private Placement is not completed in a timely fashion or at all.

You should also refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors”, of this Form 10-Q for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate, Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

 On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of July 31, 2016 was $93.2 million, exclusive of the debt to fund the Hunter Mountain acquisition described below.  The interest rate on this debt is subject to fluctuation, but the interest rate can only be increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.12 million.

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

In addition, the Company has $17.25 million drawn on the line of credit with Royal Banks of Missouri.  Interest on the amounts borrowed are charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.

If interest rates increased 1%, the additional interest cost to the Company would be approximately $1.2 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. RISK FACTORS.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended April 30, 2016, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes to the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Our failure to complete the Investor Private Placement could have an adverse effect on our working capital and our ability to pay our accounts payable.

On August 22, 2016, the Company entered into the Purchase Agreement with the Investor in connection with the sale and issuance of $20 million in Series A Preferred and three Warrants, exercisable for twelve years, to purchase (i) 1,538,462 shares of the Company’s Common Stock at $6.50 per share, (ii) 625,000 shares of Common Stock at $8.00 per share and (iii) 555,556 shares of Common Stock at $9.00 per share, in each case, subject to adjustments.

Completion of the Investor Private Placement remains subject to the satisfaction of various conditions, including the approval of the Company’s stockholders and customary closing conditions, many of which are outside of our control, including (i) the reduction by the Company’s senior lenders, EPT Ski Properties, Inc. and EPT Mount Snow, Inc., in the additional interest reserve requirement related to the breakage of the Fixed Charge Coverage Ratio Covenant and (ii) the approval of the stockholder of the Company of certain corporate actions and the Investor Private Placement. There is no assurance that all of the various conditions will be satisfied, or that the Investor Private Placement will be completed on the proposed terms, within the expected time frame, or at all.  In addition, as described below, in connection with a termination of the Purchase Agreement, we may be required to pay the Investor a termination fee of up to $125,000.

If the Investor Private Placement is not consummated, the Company will be required to seek alternative sources of financing in order to enhance its liquidity position. There can be no guarantee that the Company will be able to effect another long-term financing option on terms as favorable as the Investor Private Placement.  Failure to successfully implement a long-term financing option could have an adverse effect on our working capital and our ability to pay our accounts payable as well as the price of our common stock.

If the Purchase Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to the Investor and these costs could require us to use cash that may have been available for general corporate purposes.

If the Purchase Agreement is terminated because of the failure to obtain stockholder approval and the Board of Directors has failed to recommend or continue to recommend or has withdrawn or modified its recommendation to vote in favor of the Investor Private Placement, the Company shall not later than three business days after a request by the Investor, reimburse the Investor for its out of pocket expenses (including legal fees) incurred in connection with the Investor Private Placement up to a maximum aggregate amount of $125,000. If the Purchase Agreement is terminated, the termination fee we may be required to pay may require us to use cash that may have been available for general corporate purposes. For these and other reasons, a failed Investor Private Placement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived value.

While the Investor Private Placement is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of customers and employees.

The Company has agreed that, between signing and closing, it shall (a) maintain the existence and good standing of itself and its subsidiaries and maintain its permits, (b) comply with all laws, the violation of which would reasonably be expected to result in a material adverse effect, (c) pay all taxes and all claims for labor, materials and supplies the non-

payment of which would result in a lien, and (d) maintain its and its subsidiaries’ property and insurance.  In addition, it must operate its business in a manner that will not result in any material breach of the representations and warranties between signing and closing.  We may find that these and other contractual arrangements in the Purchase Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable.

The pendency of the Investor Private Placement may also divert management’s attention and our resources from ongoing business and operations and may disrupt current plans and operations. Our employees, customers or potential customers, and vendors may have uncertainties about the effects of the Investor Private Placement. If any of these effects were to occur, it could materially and adversely impact our business results and financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Investor Private Placement is completed. In addition, whether or not the Investor Private Placement is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Investor Private Placement, which may materially and adversely affect our business results and financial condition.

The issuance of shares of our Series A Preferred would reduce the relative voting power of holders of our common stock, would dilute the ownership of such holders and may adversely affect the market price of our common stock.

As holders of our Series A Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred effectively reduces the relative voting power of the holders of our common stock.  Current stockholders (other than the Investor) will have no preemptive rights to purchase any shares of Series A Preferred and/or Warrants, which means that current stockholders do not have a prior right to purchase any issue of Series A Preferred and/or Warrants in order to maintain their proportionate interest in the Company. The Special Committee and the Board of Directors considered this potential dilution when approving the Investor Private Placement. However, stockholder approval is required in order to proceed with the Investor Private Placement.

In addition, the conversion of the Series A Preferred to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market, following registration pursuant to the registration rights granted to the Investor, of the common stock issuable upon conversion of the Series A Preferred and/or exercise of the Warrants could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Series A Preferred may exercise significant influence over us.

Investor and its affiliates currently own approximately 9.6% of our shares of common stock and, assuming the conversion of the Series A Preferred and exercise of the Warrants would own 36.4% of our shares of common stock after closing.  Additional pre-emptive rights and rights of first offer in the documents governing the Investor Private Placement help the Investor to maintain its ownership position.  Holders of our Series A Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock.  As a result, the holders of shares of the Series A Preferred have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation governing the Series A Preferred, the Series A Preferred generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities until the earlier of (i) such date as no Series A Preferred remains outstanding and (ii) January 1, 2027.  The Stockholders Agreement to be executed by the Company, the Investor and the management stockholders at the closing of the Investor Private Placement also requires, that, so long as the Investor beneficially owns, on an as-converted basis, at least 11.4% of the outstanding  equity securities of the Company,  the Investor’s approval is required in order for the Company or any subsidiary to (i) materially change the nature of its business from owning, operating and managing ski resorts or (ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries, or (iii) agree to do any of the foregoing.

Last, the Stockholders Agreement grants to the Investor the right to nominate a director so long as it beneficially owns, on an as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee.

Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the Investor may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Preferred has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred differing from those of our common stockholders.

The holders of Series A Preferred have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock as well as a preferential right to receive cumulative dividends at the rate of 8% per annum on the liquidation value of $1,000 per share. The holders of our Series A Preferred also have certain redemption and conversion rights, and there are limitations on the Company’s ability to redeem other securities.

These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred and holders of our common stock.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws and Missouri law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated articles of incorporation, including the proposed amendments thereto in connection with the Investor Private Placement, and amended and restated by-laws and Missouri law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•

The proposed additional authorized shares of common stock and preferred stock could be used to dilute the stock ownership or voting rights of persons seeking to obtain control of us or could be issued to persons allied with the Board of Directors or management and thereby have the effect of making it more difficult to remove directors or members of management by diluting the stock ownership or voting rights of persons seeking to effect such a removal.

•	The proposed blank check preferred stock could be used by the Board of Directors for adoption of a stockholder rights plan or “poison pill.”
•

Existing provisions of our governing documents, including the limitations on director removal, the threshold vote required for stockholders to call a special meeting of the stockholders or act by written consent, the advance notice required for stockholder proposals and director nominations, the limitations on the increase in the number of directors and the inability of stockholders to amend the by-laws, may have anti-takeover effects.

•

Similarly, applicable provisions of Missouri law, such as the business combination and control share acquisition statutes, may have anti-takeover effects, making it more difficult for or preventing a third-party from acquiring control of us or changing our Board of Directors and management. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control of us or in our management.

The proposals to be presented to the stockholders are not expected to be presented in response to any present threat or attempt to gain control of the Company, nor are they expected to be presented with the intent of utilizing any of the proposed additional shares as a type of anti-takeover device. But, the existence of the foregoing provisions and anti-takeover measures could limit the price that investors are willing to pay in the future for shares of our common stock. They could also deter potential acquirers of the Company, thereby reducing the likelihood that our stockholders could receive a premium for our common stock in an acquisition.

The Board of Directors does not believe that the issuance of the Series A Preferred, the Warrants and the common stock issuable upon conversion or exercise thereof will have a significant impact on any attempt to gain control of the Company. It is possible, however, that the existence of a single stockholder with a significant ownership percentage and director nomination rights could discourage third parties from attempting to gain control. It should be noted that any action taken by the Company to discourage an attempt to acquire control of the Company might result in stockholders not being able to participate in any possible premiums which might be obtained in the absence of anti-takeover provisions. Any transaction which may be so discouraged or avoided could be a transaction that the Company's stockholders might consider to be in their best interests. However, the Board of Directors has a fiduciary duty to act in the best interests of the Company's stockholders at all times.

In addition, pursuant to each of the Executive Employment Agreements dated effective as of June 1, 2014 between the Company each of Messrs. Boyd, Mueller and Deutsch (each, an "Executive"), each Executive is entitled to change of control payments  in the event of a termination of Executive's employment by the Company without cause or notice by the Company of non-renewal of the Agreement, all within 365 days of a consummation of a change in control of the Company. A “change in control” includes an event or series of events by which any person or group becomes the beneficial owner, directly or indirectly, of 35% or more of the equity securities of the Company entitled to vote for members of the Board of Directors or equivalent governing body of the Company on a fully-diluted basis.  Upon closing, the Investor will be the beneficial owner, directly or indirectly, of 26.4% of the equity securities of the Company entitled to vote for members of the Board of Directors.  Upon the exercise of Warrants to purchase additional shares of common stock, the Investor may become the beneficial owner, directly or indirectly, of 36.4% or more of the equity securities of the Company entitled to vote for members of the Board of Directors, thereby triggering the change in control provisions in the Executive Employment Agreements.

For additional information regarding the Investor Private Placement, please see our Current Report on Form 8-K filed on August 23, 2016, which is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The sale and issuance of the Series A Preferred and the Warrants to the Investor at the closing of the Investor Private Placement, and the issuance of shares of Common Stock upon exercise and conversion thereof, have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Disclosure of this sale of unregistered securities was previously made on our Current Report on Form 8-K filed on August 23, 2016, which is incorporated herein by reference.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended July 31, 2016.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: September 8, 2016		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: September 8, 2016		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

3.2	Amended and Restated By-laws, as amended.

3.3	Amended and Restated By-laws, as amended, marked to show amendments.

4.1

Form of Peak Resorts, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.1

Third Amendment to Lease Agreement, made as of June 8, 2016, by and between EPT Mad River, Inc. and Mad River Mountain, Inc. (filed as Exhibit 10.64 to the Annual Report on Form 10-K/A filed on July 15, 2016 and incorporated herein by reference).

10.2

Securities Purchase Agreement dated August 22, 2016 between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.3

Voting Agreement dated August 22, 2016 among Peak Resorts, Inc., CAP 1 LLC, Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.4

Master Credit and Security Agreement among Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated as of September 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.5

Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Mount Snow, Inc., dated as of September 1, 2016 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.6

First Addendum to Amended and Restated Master Cross Default Agreement by and among EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. and Peak Resorts, Inc., Mad River Mountain, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Deltrecs, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc., as borrowers, and SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc. and Crotched Mountain Properties, LLC, as guarantors, dated as of September 1, 2016 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.7

Guaranty Agreement, by Peak Resorts, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., Frosty Land, Inc., JFBB Ski Areas, Inc., Boston Mills Ski Resort, Inc., Brandywine Ski Resort, Inc., Sycamore Lake, Inc., Mount Snow, Ltd. and Deltrecs, Inc., as borrowers, Mad River Mountain, Inc., SNH Development, Inc., L.B.O. Holding, Inc., Hidden Valley Golf and Ski, Inc., Snow Creek, Inc., Paoli Peaks, Inc., WC Acquisition Corp., Resort Holdings, L.L.C. and BLC Operators, Inc., as guarantors, for the benefit of EPT Ski Properties, Inc. and EPT Mount Snow, Inc., made as of September 1, 2016 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

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