Form 10-Q
period 2016-10-31
Peak Resorts Inc
filed 2016-12-08
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016.

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of December  8, 2016,  13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	October 31,	April 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$3,732	$5,396
Restricted cash balances	54,461	61,099
Income tax receivable	10,402	-
Accounts receivable	1,184	4,772
Inventory	3,510	2,730
Deferred income taxes	1,092	1,092
Prepaid expenses and deposits	2,683	2,680
	77,064	77,769
Property and equipment-net	188,563	192,178
Land held for development	37,559	37,542
Intangible assets, net	817	846
Goodwill	5,009	5,009
Other assets	625	619
	$309,637	$313,963
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$20,000	$15,500
Bridge loan	5,500	-
Accounts payable and accrued expenses	16,164	18,696
Accrued salaries, wages and related taxes and benefits	1,205	919
Unearned revenue	17,848	13,233
EB-5 investor funds in escrow	52,004	52,004
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,611	2,456
	115,665	103,141
Long-term debt	118,114	118,343
Capitalized lease obligation	3,793	4,419
Deferred gain on sale/leaseback	3,012	3,178
Deferred income taxes	12,672	12,672
Other liabilities	558	576
Commitments and contingencies
Stockholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	82,803	82,728
Accumulated Deficit	(27,120)	(11,234)
	55,823	71,634
	$309,637	$313,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Loss (Unaudited)

(In thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015

Revenues	$8,475	$6,155	$15,601	$11,587

Costs and Expenses
Resort operating expenses	13,015	10,783	24,779	20,990
Depreciation and amortization	3,216	2,465	6,433	4,913
General and administrative expenses	1,517	1,029	2,889	1,965
Land and building rent	326	338	653	676
Real estate and other taxes	537	415	1,100	881
	18,611	15,030	35,854	29,425

Loss from Operations	(10,136)	(8,875)	(20,253)	(17,838)

Other Income (Expense)
Interest, net of interest capitalized of $398 and $782 in 2016 and $91 and $196 in 2015, respectively	(3,156)	(2,557)	(6,204)	(5,278)
Gain on sale/leaseback	83	83	166	166
Investment income	1	2	3	4
	(3,072)	(2,472)	(6,035)	(5,108)

Loss before Income Tax Benefit	(13,208)	(11,347)	(26,288)	(22,946)
Income Tax Benefit	(5,226)	(4,459)	(10,402)	(8,979)
Net Loss	$(7,982)	$(6,888)	$(15,886)	$(13,967)

Basic and diluted loss per share	$(0.57)	$(0.49)	$(1.13)	$(1.00)

Cash dividends declared per common share	$-	$0.1375	$-	$0.2750

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except share data)

Six Months ended October 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2016	13,982,400	$140	$82,728	$(11,234)	$71,634

Net loss	-	-	-	(15,886)	(15,886)

Stock based compensation	-	-	75	-	75

Balances, October 31, 2016	13,982,400	$140	$82,803	$(27,120)	$55,823

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Six Months ended October 31,

	Six months ended October 31,

	2016	2015
Cash Flows from Operating Activities
Net loss	$(15,886)	$(13,967)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment and intangibles	6,433	4,913
Amortization of deferred financing costs	373	25
Amortization of other liabilities	(18)	(18)
Gain on sale/leaseback	(166)	(166)
Stock based compensation	75	-
Changes in operating assets and liabilities:

Income tax receivable	(10,402)	(8,979)
Accounts receivable	3,588	1,110
Inventory	(780)	(1,156)
Prepaid expenses and deposits	(3)	(267)
Other assets	(6)	(16)
Accounts payable and accrued expenses	(3,474)	5,841
Accrued salaries, wages and related taxes and benefits	286	144
Unearned revenue	4,615	6,530

Net cash used in operating activities	(15,365)	(6,006)

Cash Flows from Investing Activities
Additions to property and equipment	(1,847)	(11,004)
Additions to land held for development	(17)	-
Change in restricted cash	6,638	(15,980)
Net cash provided by (used in) investing activities	4,774	(26,984)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	44	3,950
Borrowings on line of credit and bridge loan	10,000	-
Additions to EB-5 investor funds held in escrow	-	21,502
Payment on long-term debt and capital lease obligations	(915)	(804)
Payment of deferred financing costs	(202)	(80)
Distributions to stockholders	-	(3,845)
Net cash provided by financing activities	8,927	20,723

Net Decrease in Cash and Cash Equivalents	(1,664)	(12,267)

Cash and Cash Equivalents, April 30	5,396	16,849

Cash and Cash Equivalents, October 31	$3,732	$4,582

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $782 and $196 capitalized in 2016 and 2015, respectively	$6,789	$5,556

Supplemental Disclosure of Noncash Investing
and Financing Activities
Assets under construction included in accounts payable	$942	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended October 31, 2016 and 2015

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

Note 2. New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory,” which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this update should be applied prospectively with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑11 on the consolidated financial statements.

In November 2015, the FASB issued guidance in ASU 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑17 on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASU 2016-02”). The pronouncement requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method.  While the Company is currently evaluating the provisions of ASU 2016-02 to determine how it will be affected, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-08”), an update of ASU 2014-09, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2016-08 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The guidance also requires entities to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows entities to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Pursuant to the JOBS Act,   the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The new guidance is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The guidance requires application using a retrospective transition method to all periods presented.  The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s statement of cash flows.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2017 applied to the loss before income tax for the six months ended October 31, 2016. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt / Line of Credit / Bridge Loan Financing

Long‑term debt at October 31, 2016 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	(Unaudited) October 31, 2016	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at October 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at October 31, 2016 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at October 31, 2016 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at October 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; with remaining principal and interest due on December 22, 2020	3,519	3,612
Other debt	3,062	3,231

Less unamortized debt issuance costs	(1,733)	(1,903)

	119,010	119,102
Less: current maturities	896	759
	$118,114	$118,343

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  No additional interest payments were due for the three months and six months ended October 31, 2016.

  The Master Credit Agreement includes restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. The Master Credit Agreement includes certain financial covenants, some of which were modified by the terms set forth in the Modification of Master Credit Agreements entered into by the Company and EPR effective as of October 24, 2016 (the “Modification Agreement”). The Modification Agreement modified the financial covenants of the Master Credit Agreement, Hunter Mountain Credit Agreement and Bridge Loan Agreement, as defined herein (together, the “EPR Credit Agreements”).

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement with CAP 1 LLC, as defined in Note 9, “Subsequent Events,” the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to,

(i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million.  The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds. As a result, the Company is restricted from issuing any dividends.

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

Rates as of October 31,	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2016(1)	11.10%	10.28%	8.00%	10.56%
2017	11.27%	10.43%	8.14%	10.72%
2018	11.44%	10.59%	8.28%	10.88%
2019	11.61%	10.75%	8.43%	11.04%
2020	11.78%	10.91%	8.57%	11.21%
2021	11.96%	11.07%	8.72%	11.38%

(1)  For 2016, the dates of the rates presented are as follows: (i) April 1, 2016 for the Attitash/Mount Snow Debt; (ii) October 1, 2016 for the Credit Facility Debt; (iii) January 6, 2016 for the Hunter Mountain Debt; and (iv) December 1, 2015 for the Sycamore Lake (Alpine Valley) Debt.

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

 The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds. As a result, the Company is restricted from issuing any dividends.

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

Future aggregate annual principal payments under all indebtedness (including the Company’ line of credit, bridge loan, current debt and long-term debt) reflected by fiscal year are as follows (in thousands):

(Unaudited)
October 31,
2017 (Remaining)	$21,945
2018	6,334
2019	767
2020	215
2021	2,820
Thereafter	114,162
$146,243

Deferred financing costs are net of accumulated amortization of $854 and $482 at October 31, 2016 and April 30, 2016, respectively. Amortization of deferred financing costs will be $245 for the remainder of the year ending April 30, 2017, $141 for the year ended April 30, 2018 and $90 for each of the three years ending April 30, 2019,  2020 and 2021.

Line of Credit

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.  On July 20, 2016, the Company borrowed an additional $1.75 million under the Credit Agreement for working capital purposes.  Additionally, on August 5, 2016, the Company borrowed the remaining $2.75 million under the Credit Agreement for working capital purposes, bringing the total principal amount borrowed under the Credit Agreement to $20 million, all of which was outstanding at October 31, 2016.

The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Initial Line of Credit Note”) in favor of Royal Banks of Missouri, maturing on December 22, 2016. The additional $1.75 million borrowed by the Company on July 20, 2016 was borrowed pursuant to the terms of the Initial Line of Credit Note.  The remaining $2.75 million drawn under the Line of Credit Agreement on August 5, 2016 was borrowed pursuant to a second promissory note executed by the Company on August 5, 2016 (the “Second Line of Credit Note”), maturing on August 5, 2017. The line of credit debt is included as a current liability given the initial 12-month term.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at October 31, 2016 was 4.5% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis. The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment

restrictions as the Master Credit Agreement.   In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds set forth in the Master Credit Agreement. As a result, the Company is restricted from issuing any dividends.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise in full compliance with the terms and conditions of the Line of Credit Agreement and Initial Line of Credit Note, the Company may elect to convert only the outstanding debt borrowed pursuant to the Initial Line of Credit Note to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest at the prime rate plus 1.00% per annum. The amount borrowed pursuant to the Second Line of Credit Note is not subject to the renewal and conversion provisions of the Line of Credit Agreement.

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

Bridge Loan Financing

On September 1, 2016, the Company entered into the Master Credit and Security Agreement with EPR pursuant to which EPR agreed to loan up to $10.0 million to the Company for working capital purposes (the “Bridge Loan Agreement”), as evidenced by a promissory note (the “Bridge Loan Note”), also dated as of September 1, 2016.

The Bridge Loan Agreement provides that the Company may borrow up to $5.5 million until three business days prior to December 31, 2016.  Any other advances under the Bridge Loan Agreement will be made at the discretion of the lender, but no amount may be borrowed under the Bridge Loan Agreement after December 31, 2016.  The maximum amount available under the Bridge Loan Agreement will be reduced from $10.0 to $5.0 upon the Company receiving the proceeds of the EB-5 funding, and upon the receipt of any of such funds, the Company shall prepay (i) the amount by which outstanding principal under the Bridge Loan Agreement exceeds $5.0 million and (ii) accrued interest on such excess amount.  The Company may make additional voluntary prepayments, without penalty, in an amount of not less than the lesser of $1.0 million or the outstanding principal balance under the Bridge Loan Agreement.  The Company received an initial advance of $4.0 million at closing, which funded the lender’s $100,000 closing fee, fees and expenses of the Company’s legal counsel and the interest reserve, as described herein.

The Bridge Loan Note provides that interest will be charged at a rate of 9.00%.  Past due amounts will be charged a higher interest rate and be subject to late charges. The Bridge Loan Agreement requires the Company to maintain an interest and lease payment reserve, and any interest expected to accrue on any advance shall be withheld by the lender.  The debt evidenced by the Bridge Loan Note is secured by the assets of each of the borrowers under the Bridge Loan Agreement.

The Bridge Loan Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. The payment of dividends and redemption of stock are prohibited at any time that the bridge loan remains unpaid and, notwithstanding any repayment of the loan, are also prohibited so long as any other credit facility with the lender’s affiliates remains outstanding unless (i) there are no potential default or default situations and (ii) the EB-5 program funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the Company’s West Lake project.  The Bridge Loan Agreement requires that all construction activities related to the West Lake project cease until the EB-5 funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the West Lake project.

The Bridge Loan Agreement provides that regardless of whether the credit facility set forth in the Hunter Mountain Credit Agreement remains outstanding, the Company shall comply with the financial covenants set forth in the Hunter

Mountain Credit Agreement, which have been modified by the Modification Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds set forth in the Hunter Mountain Credit Agreement. As a result, the Company is restricted from issuing any dividends.

Under the terms of the Bridge Loan Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Bridge Loan Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch), as long as they are employed by any borrower, cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Bridge Loan Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of Mount Snow.  Other events of default include, but are not limited to, a default on other indebtedness, and certain defaults under material contracts and material licenses, of the Company or its subsidiaries.

Upon an event of default, as defined in the Bridge Loan Agreement, the lender may, among other things, declare all unpaid principal and interest due and payable. The Bridge Loan Note matures on March 31, 2017, provided that (i) if the EB-5 program funding is not received by March 31, 2017 and no event of default is then existing, the Company may elect to extend the maturity of the loan to March 31, 2018 upon written notice to the lender and payment of a $125,000 fee and (ii) if the EB-5 funding is not received by March 31, 2018 and no event of default is then existing, the Company may elect to extend the maturity of the loan to March 31, 2019 upon written notice to the lender and payment of a $125,000 fee.

In connection with entry into the Bridge Loan Agreement, also on September 1, 2016, the Company entered into the First Addendum to the Amended and Restated Master Cross-Default Agreement with EPR, which adds the Bridge Loan Agreement, Bridge Loan Note and related transaction documents to the scope of loan agreements to which the cross-default provisions of the Amended and Restated Master Cross Default Agreement apply.

Also on September 1, 2016, in connection with entry into the Bridge Loan Agreement, the Company entered into a Guaranty Agreement for the benefit of EPR, which adds the debt evidenced by the Bridge Loan Agreement and Bridge Loan Note to the debt guaranteed by the Company pursuant to the 2014 Guaranty Agreement.

The Bridge Loan Agreement debt is included as a current liability. At October 31, 2016, $5.5 million remained outstanding under the Bridge Loan Agreement and Bridge Loan Note. The total outstanding balance and all interest due was repaid by the Company upon receipt of the proceeds from the Private Placement which closed on November 2, 2016.

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

The Company financed $20.0 million of the acquisition price pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, which bears interest at a rate of 8.0%, subject to annual increases as discussed in Note 4, “Long-term Debt/Line of Credit/Bridge Loan Financing.”  The Company borrowed an additional $1.0 million under the Hunter Mountain Credit Agreement to fund closing and other costs. Debt under the Hunter Mountain Note requires monthly interest payments until its maturity on January 5, 2036. An additional $15.0 million of the Hunter Mountain acquisition price was financed through a draw on the Company’s line of credit with Royal Banks of Missouri, which bears interest at the prime rate plus 1.0% and matures on December 22, 2016, as discussed in Note 4.

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the quarter ended October 31, 2016 from the date of acquisition. The allocation of the purchase price is as follows (in thousands):

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

	(Unaudited)	(Unaudited)
	Three months ended October 31, 2015	Six months ended October 31, 2015

Net revenues	$8,290	$16,111
Net loss	$(8,204)	$(17,283)
Pro forma basic and diluted loss per share	$(0.59)	$(1.24)

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $404 and $813 for the three and six months ended October 31, 2016, respectively, and $425 and $860 for the three and six months ended October 31, 2015, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to October 31, 2016 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2017 (Remaining)	$1,289	$845
2018	2,070	1,620
2019	1,925	1,576
2020	926	1,543
2021	26	1,518
Thereafter	1	8,822
	6,237	$15,924
Less: amount representing interest	729
	5,508
Less: current portion	1,715
Long-term portion	$3,793

Note 8. Loss Per share

The computation of basic and diluted loss per share for the three and six month periods ended October 31, 2016 and 2015 is as follows (in thousands except share and per share data):

	Three Months ended October 31,		Six Months ended October 31,
	2016	2015	2016	2015
Net Loss	$(7,982)	$(6,888)	$(15,886)	$(13,967)
Weighted number of shares:
Common shares outstanding for basic and diluted loss per share	13,982,400	13,982,400	13,982,400	13,982,400
Vested restricted stock units	29,486	-	34,163	-
	14,011,886	13,982,400	14,016,563	13,982,400
Basic and diluted loss per share	$(0.57)	$(0.49)	$(1.13)	$(1.00)

The Company has 57,655 outstanding unvested restricted stock units that have not been included in the calculation of diluted earnings per share because the impact is anti-dilutive due to the net loss for the periods ended October 31, 2016.

The vested restricted stock units above include 9,723 vested restricted stock units through August 3, 2016 for the former director Mr. Staenberg, whose shares were paid out in cash.

Note 9. Subsequent Events

Private Placement

On August 22, 2016, the Company entered into the securities purchase agreement (the “Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and three warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as follows: (i) 1,538,462 shares of Common Stock at $6.50 per share; (ii) 625,000 shares of Common Stock at $8.00 per share; and (iii) 555,556 shares of Common Stock at $9.00 per share.

The Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the Common Stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the Common Stock for the ten trading days prior to the execution of the Purchase Agreement; (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 Immigrant Investor Program with respect to Mount Snow and one investor’s application has approved.  The Company’s  right to require the additional purchase expires two years from the closing of the Private Placement.

The Company’s stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the Company’s 2016 Annual Meeting of Stockholders held on October 24, 2016. On November 2, 2016, the Company completed the sale and issuance of the Series A Preferred Stock and Warrants to the Investor. On November 4, 2016, the Company used a portion of the proceeds from the Private Placement to repay the entire $5.5 million borrowed pursuant to the Bridge Loan Agreement and Bridge Loan Note described in Note 4.

Registration Rights Agreement

 In connection with the closing of the Private Placement, on November 2, 2016, the Company entered into a Registration Rights Agreement with the Investor that grants the following registration rights with respect to the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, exercisable by the holders of a majority of the registrable securities: (i) at any time after six months following the closing date, demand registration rights on a Form S-3 (i.e., a short-form registration); (ii) at any time after six months following the closing date, demand registration rights on a Form S-1 (i.e., a long-form registration); and (iii) piggyback registration rights.

The Company is not required to effect more than four short-form registrations or two long-form registrations during any nine-month period or any demand registration unless the number of registrable securities sought to be registered is at least 30% of the registrable securities for a short-form registration or 50% of the registrable securities for a long-form registration and, in any event, not less than 100,000 registrable securities. The Company may delay the filing of or causing to be effective any registration statement if the Company determines in good faith that such registration will (i) materially and adversely affect the negotiation or consummation of any actual or pending material transaction; or (ii) otherwise have a material adverse effect, provided that the Company may not exercise such right to delay more than once in any consecutive 12 month period or for more than 90 days. The Registration Rights Agreement also includes customary provisions regarding market standoffs, registration procedures and expenses, blackout periods, indemnification, reporting required to comply with Rule 144 under the Securities Act of 1933, as amended, and confidentiality.

Stockholders’ Agreement

 On November 2, 2016, in connection with the closing of the Private Placement, the Company entered into the Stockholders’ Agreement (the “Stockholders’ Agreement”) together with Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (the “Management Stockholders”) and the Investor.

The Stockholders’ Agreement provides that Investor has a right to nominate a director to sit on the Company’s board of directors so long as it beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee. On November 2, 2016, the board of directors appointed Rory A. Held to serve as a director of the Company upon the nomination of the Investor pursuant to the terms of the Stockholders’ Agreement and the recommendation of the Nominating and Corporate Governance Committee.

The Stockholders’ Agreement restricts transfers of the Company’s securities by the Investor and the Management Stockholders, or subjects such transfers to certain conditions, except (i) to permitted transferees; (ii) pursuant to a public sale; (iii) pursuant to a merger or similar transaction; or (iv) with respect to the Investor, with the prior consent of the Company, which shall not be unreasonably withheld. Transferees of Management Stockholders (other than transferees pursuant to a public sale or merger or similar transaction) generally remain bound by the Stockholders’ Agreement. Transferees of the Investor (other than affiliates) do not have all of the Investor’s rights thereunder.

In the event of a desired transfer of equity securities held by Management Stockholders (other than pursuant to clauses (i) through (iii) in the paragraph above) the Investor may exercise a right of first offer to purchase all, but not less than all, of the offered shares and has tag along rights providing the Investor the right to participate in the transfer in accordance with the terms of the Stockholders’ Agreement.  In the event of a desired transfer of equity securities held by the Investor (other than pursuant to clauses (i) through (iii) in the paragraph above) the Company shall have a right of first refusal to purchase all, but not less than all, of the offered shares.

Pursuant to the terms of the Stockholders’ Agreement, for so long as at least 50% of the Series A Preferred Stock issued in the Private Placement is outstanding and the Investor beneficially owns, on a fully diluted, as-converted basis, at least 11.4% of the outstanding equity securities of the Company (the “11.4% Ownership Requirement”), the Investor shall have pre-emptive rights with respect to future issuances of securities, subject to standard exceptions. Furthermore, for so long as the Investor meets the 11.4% Ownership Requirement, the Investor’s approval is required in order for the Company or any subsidiary to (i) materially change the nature of its business from owning, operating and managing ski resorts; (ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries; or (iii) agree to do any of the foregoing.

The Stockholders’ Agreement terminates upon the earliest of (i) the date on which none of the Investor or the Management Stockholders owns any equity securities; (ii) the dissolution, liquidation or winding up of the Company; (iii) a change of control; or (iv) the unanimous agreement of all stockholders party to the Stockholders’ Agreement.

 Letter of Credit

In accordance with the terms of the Modification Agreement described in Note 4 above, the Company provided EPR with an Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.

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

Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 14 ski resorts primarily located in the Northeast and Midwest, 13 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,650 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated 11 ski resorts since our incorporation in 1997 and we expect to continue executing this strategy.

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

Recent Events

Since the beginning of fiscal 2017, the Company has experienced lower than normal liquidity levels. The weather during the 2015/2016 ski season was unfavorably warm, which resulted in fewer ski days and lower profitability for the Company. Furthermore, we have experienced unexpected delays in the release of funds raised pursuant to the U.S. government’s Immigrant Investor Program (the “EB-5 program”) to finance the development of two capital projects at our Mount Snow resort—the West Lake Project and the Carinthia Ski Lodge Project. We have raised $52.0 million for the Mount Snow development projects, which is in escrow pending the approval of the first program investor’s I-526 Petition.

Based on the timeline originally anticipated for approval of the first investor’s I-526 Petition and corresponding release of EB-5 program funds from escrow, we commenced construction of the West Lake Project in the second half of calendar year 2015. To date, we have funded approximately $12.0 million of the West Lake Project costs, for which we will be reimbursed once the EB-5 funds are released from escrow.  Due to the delay in the investors’ I-526 Petition approval, we have limited construction of the project for the remaining fiscal year.  We now estimate, pending the first I-526 Petition approval during the current fiscal year, that the West Lake Project will be substantially completed in advance of the 2017-2018 ski season, and the Carinthia Lodge Project substantially completed in advance of the 2018-2019 ski season.

Due to our constrained liquidity position as a result of the unfavorable weather during the prior ski season and delay in the release of EB-5 program funds, the Company has taken a number of steps in fiscal 2017 to manage cash flow and improve the Company’s liquidity position. Until EB-5 program funds are released from escrow, the West Lake Project is on hold. The Company also initiated lean operating measures including reduced staffing and spending levels during the first half of the year. In addition, the Company’s board of directors made the decision in April 2016 to suspend the declaration of dividends and intends to revisit the matter upon the release of EB-5 program funds from escrow. Finally, the Company borrowed additional funds for working capital and received significant capital in connection with a private placement, as discussed in more detail below. As a result of these steps, we believe that our current cash position is sufficient to carry us through the 2017/2018 ski season and provide necessary working capital as we await the release of EB-5 program funds and incoming ski season revenues.

Financing

On July 20, 2016 and August 5, 2016, the Company borrowed an additional $1.75 million and $2.75 million, respectively, under its line of credit with Royal Banks of Missouri for working capital purposes. In addition, the Company entered into a new credit agreement with EPR Properties (“EPR”), its primary lender, pursuant to which the Company borrowed $5.5 million as a bridge loan for working capital purposes. See “Liquidity and Capital Resources—Line of Credit” and “Liquidity and Capital Resources—Bridge Loan Financing” for additional information. On November 4, 2016, we used a portion of the proceeds from the closing of the Private Placement discussed below to repay the entire $5.5 million outstanding under this credit agreement.

Private Placement

On August 22, 2016, the Company entered into the securities purchase agreement (the “Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and three warrants (the “Warrants”) to purchase shares of the Company’s common stock, as follows: (i) 1,538,462 shares of common stock at $6.50 per share; (ii) 625,000 shares of common stock at $8.00 per share; and (iii) 555,556 shares of common stock at $9.00 per share.

The Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the common stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the common stock for the ten trading days prior to the execution of the Purchase Agreement; (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 Immigrant Investor Program with respect to Mount Snow and one investor’s application has been approved.  The Company’s right to require the additional purchase expires two years from the closing of the Private Placement.

In order to close the Private Placement, the Company’s stockholders were required to approve amendments to the Company’s amended and restated articles of incorporation to provide for an increase in the number of authorized shares of common stock and authorize the creation of preferred stock. Pursuant to applicable rules of The Nasdaq Stock Market, the Company’s stockholders were also required to approve the issuance of the Series A Preferred Stock and the Warrants, as well as the issuance of shares of common stock upon the conversion of the Series A Preferred Stock and exercise of the Warrants pursuant to the terms of the Private Placement. The Company’s stockholders approved these matters on October 24, 2016 at the Company’s 2016 Annual Meeting of Stockholders. On November 2, 2016, the Company completed the sale and issuance of the Series A Preferred Stock and the Warrants to the Investor in the Private Placement.

The terms of the Series A Preferred Stock are set forth in the Certificate of Designation filed by the Company with the Missouri Secretary of State on October 26, 2016. The key terms of the Series A Preferred Stock are as follows:

•	Convertible upon a change of control, or after nine months, into a number of shares of common stock equal to the number of shares to be converted times the liquidation value, divided by $6.29;
•	Initial nine-month, dividend-free period with a subsequent cumulative dividend of 8.0% per annum on the liquidation value of $1,000 per share;
•

Redeemable by the Company after three years at 125% of the liquidation value, plus accrued and unpaid dividends if the common stock trades at more than 130% of the conversion price for a 30-day period;

•	$1,000 per share liquidation value;
•	Senior as to dividends, liquidation and redemption, with limitations on the Company’s ability to issue convertible debt and senior securities; and
•

Voting rights on an as-converted basis with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company.

The terms of the Warrants issued in the Private Placement are all identical except for the number of shares for which the Warrants are exercisable and the exercise prices of each of the Warrants. Each of the Warrants may be exercised in whole or in part at any time for a period of 12 years from the date of issuance. The exercise price must be paid in cash. The exercise price of the Warrants and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification, consolidation, merger, sale and similar transaction.

Concurrently with the closing of the Private Placement, the Company entered into the Registration Rights Agreement with the Investor providing the Investor with certain on-demand and piggy-back registration rights with respect to the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants. In addition, the Company, management stockholders and the Investor executed the Stockholders’ Agreement upon the Private Placement closing, generally granting the Investor pre-emptive rights, rights of first offer, director nomination rights and approval rights over certain changes in the Company’s business and certain acquisitions and divestitures.

On November 2, 2016, the board of directors appointed Rory A. Held to serve as a director of the Company upon the nomination of the Investor pursuant to the terms of the Stockholders’ Agreement and the recommendation of the Nominating and Corporate Governance Committee.

Modification Agreement

The Company is currently a party to credit agreements with EPR that required the Company to pay to EPR an additional three months of lease payment obligations and debt service payments upon the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis. In June 2016, the Company and EPR had determined that the Company did not maintain the necessary consolidated fixed charge coverage ratio for the year ended April 30, 2016.  The amount of the additional debt service deposits due to EPR was approximately $3.23 million.

Effective as of October 24, 2016, the Company and EPR entered into an agreement that eliminates the need of the Company to pay these additional debt service deposits, as required by the credit agreements. Instead, pursuant to the modification agreement, the additional debt service deposits due to EPR have been reduced to $1.1 million in cash or letter of credit, subject to increase upon failure to meet the fixed charge coverage ratio, which will not be measured again until on or after May 1, 2017.

The terms of the modification agreement became effective in connection with the closing of the Private Placement on November 2, 2016. On December 1, 2016, the Company provided a letter of credit to EPR in the amount of $1.1 million in satisfaction of the terms of the modification agreement. See “Liquidity and Capital Resources—Debt Restructure” for a more detailed discussion of the modification agreement.

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

Capital Projects

The Company did not have any major capital projects in the quarter ended October 31, 2016.  In fiscal 2016, the Company had one major capital project. We started the construction of the West Lake Project at Mount Snow which will be financed through the EB-5 program once the first investor’s I-526 Petition is approved.  The West Lake Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons.

 Results of Operations

The following historical unaudited consolidated statements of operations during the three and six months ended October 31, 2016 and 2015 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in our financial statements since the date of the acquisition.

Comparison of Operating Results for the Three Months Ended October 31, 2016 and 2015

The following table presents our condensed unaudited consolidated statements of operations for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	Three months ended October 31,
	2016	2015	$ change	% change

Revenues
Food and beverage	$2,728	$1,619	1,109	68.5%
Hotel/lodging	2,052	1,314	738	56.2%
Retail	273	297	(24)	-8.1%
Summer activities	2,727	2,381	346	14.5%
Other	695	544	151	27.8%
	8,475	6,155	2,320	37.7%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	7,810	6,322	1,488	23.5%
Retail and food and beverage cost of sales	912	751	161	21.4%
Power and utilities	843	664	179	27.0%
Other	3,450	3,046	404	13.3%
	13,015	10,783	2,232	20.7%
Depreciation and amortization	3,216	2,465	751	30.5%
General and administrative expenses	1,517	1,029	488	47.4%
Land and building rent	326	338	(12)	-3.6%
Real estate and other taxes	537	415	122	29.4%
	18,611	15,030	3,581	23.8%

Loss from Operations	(10,136)	(8,875)	(1,261)	14.2%

Other Income (expense)
Interest, net of interest capitalized of $398 and $91 in 2016 and 2015, respectively	(3,156)	(2,557)	(599)	23.4%
Gain on sale/leaseback	83	83	-	0.0%
Investment income	1	2	(1)	-50.0%
	(3,072)	(2,472)	(600)	24.3%

Loss before income tax benefit	(13,208)	(11,347)	(1,860)	16.4%
Income tax benefit	(5,226)	(4,459)	767	-17.2%
Net Loss	$(7,982)	$(6,888)	$(1,094)	15.9%
Total Reported EBITDA	$(6,920)	$(6,410)	$(510)	8.0%

Revenue increased $2.32 million, or 37.7%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase is primarily attributable to the impact of the Hunter Mountain acquisition, which was effective January 6, 2016. Hunter Mountain’s revenue impact is included in food and beverage, hotel/lodging, and summer activities revenue categories, mainly driven by multiple summer festivals and concerts.

Resort operating expenses increased $2.23 million, or 20.7%, for the three months ended October 31, 2016 compared to the same period in the prior year.  This was primarily attributable to the impact of the Hunter Mountain acquisition, specifically driving up expenses in each category of labor and labor related expenses, retail and food and beverage cost of sales, power and utilities, and other expenses.

Depreciation and amortization increased $0.75 million, or 30.5%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 as a result of assets acquired from the Hunter Mountain acquisition.

General and administrative expenses increased $0.49 million, or 47.4%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily driven by an increase in professional fees related to incremental legal costs and public company expenses.

Real estate and other taxes increased $0.12 million, or 29.4%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to the addition of Hunter Mountain.

The increase in interest expense net of $0.60 million resulted from the additional interest associated with the debt incurred for the acquisition of Hunter Mountain as well as additional borrowings associated with our line of credit and bridge loan financing.

Income tax benefit increased $0.77 million as a result of an increase in the loss before income tax benefit of $1.86 million for the three months ended October 31, 2016 compared to the three months ended October 31, 2015.

Comparison of Operating Results for the Six Months Ended October 31, 2016 and 2015

The following table presents our condensed unaudited consolidated statements of operations for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	Six months ended October 31,
	2016	2015	$ change	% change

Revenues
Food and beverage	$5,215	$2,941	$2,274	$77.3%
Hotel/lodging	3,860	2,774	1,086	39.1%
Retail	422	456	(34)	-7.5%
Summer activities	4,748	4,304	444	10.3%
Other	1,356	1,112	244	21.9%
	15,601	11,587	4,014	34.6%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	15,517	12,553	2,964	23.6%
Retail and food and beverage cost of sales	1,673	1,267	406	32.0%
Power and utilities	1,431	1,247	184	14.8%
Other	6,158	5,923	235	4.0%
	24,779	20,990	3,789	18.1%
Depreciation and amortization	6,433	4,913	1,520	30.9%
General and administrative expenses	2,889	1,965	924	47.0%
Land and building rent	653	676	(23)	-3.4%
Real estate and other taxes	1,100	881	219	24.9%
	35,854	29,425	6,429	21.8%

Loss from Operations	(20,253)	(17,838)	(2,415)	13.5%
Other Income (expense)
Interest, net of interest capitalized of $782 and $337 in 2016 and 2015, respectively	(6,204)	(5,278)	(926)	17.5%
Gain on sale/leaseback	166	166	-	0.0%
Investment income	3	4	(1)	-25.0%
	(6,035)	(5,108)	(927)	18.1%

Loss before income tax benefit	(26,288)	(22,946)	(3,342)	14.6%
Income tax benefit	(10,402)	(8,979)	(1,423)	15.8%
Net Loss	$(15,886)	$(13,967)	$(1,919)	13.7%
Total reported EBITDA	$(13,820)	$(12,925)	$(895)	6.9%

Revenues increased $4.01 million, or 34.6%, for the six months ended October 31, 2016 compared to the six months ended October 31, 2015 as a result of the addition of Hunter Mountain to our portfolio.    Hunter Mountain’s revenue impact is included in food and beverage, hotel/lodging, summer activities and other revenue categories, mainly driven by multiple summer festivals and concerts.

Resort operating expenses including labor and labor related expenses, retail and food and beverage cost of sales, power and utilities, and other expenses were up $3.79 million, or 18.1%, for the six months ended October 31, 2016 compared to the six months ended October 31, 2015, primarily related to the addition of Hunter Mountain to our portfolio.  The inclusion of Hunter Mountain was partially offset by decreased spending at several other resorts which continued to focus on lean operating and reduced staffing levels during our off-peak season.

Depreciation and amortization increased $1.52 million, or 30.9%, for the six months ended October 31, 2016 compared the six months ended October 31, 2015 as a result of the addition of Hunter Mountain to our portfolio.

General and Administrative expenses increased $0.92 million, or 47.0%, for the six months ended October 31, 2016 compared the six months ended October 31, 2015 primarily driven by an increase in professional fees related to incremental legal costs and public company expenses.

Real estate and other taxes increased $0.22 million, or 24.9%, for the six months ended October 31, 2016 compared the six months ended October 31, 2015 as a result of the addition of Hunter Mountain to our portfolio.

The increase in interest expense of $0.93 million for the six months ended October 31, 2016 compared to the six months ended October 31, 2015 was primarily a result of the additional debt associated with our Hunter Mountain acquisition as well as additional borrowings associated with our line of credit and bridge loan financing.

Income tax benefit increased $1.42 million as a result of an increase in the loss before income tax benefit of $3.34 million for the six months ended October 31, 2016 compared to the six months ended October 31, 2015.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net loss (in thousands):

	Three months ended		Six months ended
	October 31 (1)		October 31 (1)
	2016	2015	2016	2015

Net loss	$(7,982)	$(6,888)	$(15,886)	$(13,967)

Income tax benefit	(5,226)	(4,459)	(10,402)	(8,979)
Interest expense, net	3,156	2,557	6,204	5,278
Depreciation and amortization	3,216	2,465	6,433	4,913
Investment income	(1)	(2)	(3)	(4)
Gain on sale/leaseback	(83)	(83)	(166)	(166)
	$(6,920)	$(6,410)	$(13,820)	$(12,925)

(1)	Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in the reconciliation since the date of the acquisition.

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. However, the Company has experienced lower than normal liquidity levels at the beginning of fiscal 2017.  The weather during the 2015/2016 ski season was unfavorably warm, which resulted in fewer ski days and lower profitability for the Company.  We had $3.7 million of cash and cash equivalents at October 31, 2016 compared to $5.4 million at April 30, 2016.  Cash of $15.4 million was used in operating activities during the six months ended October 31, 2016 compared to $6.0 million of cash used in the six months ended October 31, 2015 due to the payment of aged accounts payable during the first six months of fiscal 2016 compared to our typical increase in accounts payable during the first six months of fiscal 2015 which is generated from resort purchases for the upcoming ski season.  In addition, we had an increase in the loss from operations due to the addition of Hunter Mountain.  Similar to our other resorts, Hunter Mountain generates the majority of its operating cash in the third and fourth quarters and traditionally operates at a loss during the first and second quarters of the year. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters of our fiscal year. We currently anticipate that cash flow from operations will continue to provide a significant source of our future cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our loan arrangements discussed below, as needed.  In addition, the Company has borrowed an additional  $2.75 million under the Royal Banks line of credit and $5.5 million from EPR pursuant to a bridge loan agreement.   Furthermore, on November 2, 2016, the Company closed the Private Placement and issued 20,000 shares of Series A Preferred Stock and the Warrants to the Investor for $20 million. These steps were taken to strengthen the liquidity position of the Company and are discussed in more detail in “Recent Events—Private Placement” and below.

Long-term debt at October 31, 2016 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender as follows (dollars in thousands):

	(Unaudited) October 31, 2016	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at October 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at October 31, 2016 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at October 31, 2016 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.56% at October 31, 2016 and April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; with remaining principal and interest due on December 22, 2020	3,519	3,612
Other debt	3,062	3,231

Less unamortized debt issuance costs	(1,733)	(1,903)

	119,010	119,102
Less: current maturities	896	759
	$118,114	$118,343

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

  The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  No additional interest payments were due for three months ended October 31, 2016.

The Master Credit Agreement includes restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. The Master Credit Agreement includes certain financial covenants, some of which were modified by the terms set forth in the Modification of Master Credit Agreements entered into by the Company and EPR effective as of October 24, 2016 (the “Modification Agreement”). The Modification Agreement modified the financial covenants of the Master Credit Agreement, Hunter Mountain Credit Agreement and Bridge Loan Agreement, as defined herein (together, the “EPR Credit Agreements”).

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement, the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to, (i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million. The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds. As a result, the Company is restricted from issuing any dividends.

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

 The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds. As a result, the Company is restricted from issuing any dividends.

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

Line of Credit

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.  On July 20, 2016, the Company borrowed an additional $1.75 million under the Credit Agreement for working capital purposes.  Additionally, on August 5, 2016, the Company borrowed the remaining $2.75 million under the Credit Agreement for working capital purposes, bringing the total principal amount borrowed under the Credit Agreement to $20 million, all of which was outstanding at October 31, 2016.

The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Initial Line of Credit Note”) in favor of Royal Banks of Missouri, maturing on December 22, 2016. The additional $1.75 million borrowed by the Company on July 20, 2016 was borrowed pursuant to the terms of the Initial Line of Credit Note.  The remaining $2.75 million drawn under the Line of Credit Agreement on August 5, 2016 was borrowed pursuant to a second promissory note executed by the Company on August 5, 2016 (the “Second Line of Credit Note”), maturing on August 5, 2017. The line of credit debt is included as a current liability given the initial 12-month term.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at October 31, 2016 was 4.5% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis.  The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment restrictions as the Master Credit Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds set forth in the Master Credit Agreement. As a result, the Company is restricted from issuing any dividends.

If the outstanding line of credit debt is not paid in full by the maturity date, and the Company is otherwise in full compliance with the terms and conditions of the Line of Credit Agreement and Initial Line of Credit Note, the Company may elect to convert only the outstanding debt borrowed pursuant to the Initial Line of Credit Note to a three-year term loan, subject to an additional extension, with principal payments amortized over a 20-year period bearing interest at the prime rate plus 1.00% per annum. The amount borrowed pursuant to the Second Line of Credit Note is not subject to the renewal and conversion provisions of the Line of Credit Agreement.

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

Bridge Loan Financing

On September 1, 2016, the Company entered into the Master Credit and Security Agreement with EPR pursuant to which EPR agreed to loan up to $10.0 million to the Company for working capital purposes (the “Bridge Loan Agreement”), as evidenced by a promissory note (the “Bridge Loan Note”), also dated as of September 1, 2016.

The Bridge Loan Agreement provides that the Company may borrow up to $5.5 million until three business days prior to December 31, 2016.  Any other advances under the Bridge Loan Agreement will be made at the discretion of the lender, but no amount may be borrowed under the Bridge Loan Agreement after December 31, 2016.  The maximum amount available under the Bridge Loan Agreement will be reduced from $10.0 to $5.0 upon the Company receiving the proceeds of the EB-5 funding, and upon the receipt of any of such funds, the Company shall prepay (i) the amount by which outstanding principal under the Bridge Loan Agreement exceeds $5.0 million and (ii) accrued interest on such excess amount.  The Company may make additional voluntary prepayments, without penalty, in an amount of not less than the lesser of $1.0 million or the outstanding principal balance under the Bridge Loan Agreement.  The Company received an initial advance of $4.0 million at closing, which funded the lender’s $100,000 closing fee, fees and expenses of the Company’s legal counsel and the interest reserve, as described herein.

The Bridge Loan Note provides that interest will be charged at a rate of 9.00%.  Past due amounts will be charged a higher interest rate and be subject to late charges. The Bridge Loan Agreement requires the Company to maintain an interest and lease payment reserve, and any interest expected to accrue on any advance shall be withheld by the lender.  The debt evidenced by the Bridge Loan Note is secured by the assets of each of the borrowers under the Bridge Loan Agreement.

The Bridge Loan Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. The payment of dividends and redemption of stock are prohibited at any time that the bridge loan remains unpaid and, notwithstanding any repayment of the loan, are also prohibited so long as any other credit facility with the lender’s affiliates remains outstanding unless (i) there are no potential default or default situations and (ii) the EB-5 program funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the Company’s West Lake Project.  The Bridge Loan Agreement requires that all construction activities related to the West Lake project cease until the EB-5 funds have been released or other identifiable and committed funds are held in escrow by an unrelated person or entity sufficient to complete the West Lake Project.

The Bridge Loan Agreement provides that regardless of whether the credit facility set forth in the Hunter Mountain Credit Agreement remains outstanding, the Company shall comply with the financial covenants set forth in the Hunter Mountain Credit Agreement, which have been modified by the Modification Agreement.   In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. As of October 31, 2016, the fixed charge coverage ratio fell below both the 1.50:1.00 and 1.25:1.00 thresholds set forth in the Hunter Mountain Credit Agreement. As a result, the Company is restricted from issuing any dividends.

Under the terms of the Bridge Loan Agreement, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Bridge Loan Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch), as long as they are employed by any borrower, cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Bridge Loan Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of Mount Snow.  Other events of default include, but are not limited to, a default on other indebtedness, and certain defaults under material contracts and material licenses, of the Company or its subsidiaries.

Upon an event of default, as defined in the Bridge Loan Agreement, the lender may, among other things, declare all unpaid principal and interest due and payable. The Bridge Loan Note matures on March 31, 2017, provided that (i) if the EB-5 program funding is not received by March 31, 2017 and no event of default is then existing, the Company may elect to extend the maturity of the loan to March 31, 2018 upon written notice to the lender and payment of a $125,000 fee and (ii) if the EB-5 funding is not received by March 31, 2018 and no event of default is then existing, the Company may elect to extend the maturity of the loan to March 31, 2019 upon written notice to the lender and payment of a $125,000 fee.

In connection with entry into the Bridge Loan Agreement, also on September 1, 2016, the Company entered into the First Addendum to the Amended and Restated Master Cross-Default Agreement with EPR, which adds the Bridge Loan Agreement, Bridge Loan Note and related transaction documents to the scope of loan agreements to which the cross-default provisions of the Amended and Restated Master Cross Default Agreement apply.

Also on September 1, 2016, in connection with entry into the Bridge Loan Agreement, the Company entered into a Guaranty Agreement for the benefit of EPR, which adds the debt evidenced by the Bridge Loan Agreement and Bridge Loan Note to the debt guaranteed by the Company pursuant to the 2014 Guaranty Agreement.

The Bridge Loan Agreement debt is included as a current liability. At October 31, 2016, $5.5 million remained outstanding under the Bridge Loan Agreement and Bridge Loan Note. The total outstanding balance and all interest due was subsequently repaid by the Company upon receipt of the proceeds from the Private Placement, which closed on November 2, 2016.

Six Months Ended October 31, 2016 Compared to the Six Months Ended October 31, 2015

Cash of $15.4 million was used in operating activities in the first six months of fiscal 2017, an increase of $9.4 million when compared to the $6.0 million used in the first six months of fiscal 2016.  The increase was mainly driven by the payment of aged accounts payable during the first six months of fiscal 2016 compared to our typical increase in accounts payable during the first six months of fiscal 2015 which is generated from resort purchases for the upcoming ski season.  In addition, we had an increase in the loss from operations due to the addition of Hunter Mountain.  Similar to our other resorts, Hunter Mountain generates the majority of its operating cash in the third and fourth quarters and traditionally operates at a loss during the first and second quarters of the year.

Cash of $4.8 million was provided by investing activities in the first six months of fiscal 2017, an increase of  $31.8 million when compared to the $27.0 million used in the first six months of fiscal 2016.   The increase was a result of a  decreased spending on property additions as well as an increase in the restricted cash accounts. The increase in restricted cash is mainly a result of the timing of EB-5 funds being deposited in fiscal year 2016.

Cash of $8.9 million was provided by financing activities in the first six months of fiscal 2017, a decrease of  $11.8 million when compared to the $20.7 million provided by in the first six months of fiscal 2016.   The decrease primarily related to the EB-5 investor funds being funded in fiscal 2016 and borrowings of capital leases in fiscal 2016.  This was offset by no dividends being declared or paid to investors and additional borrows during the six months ended October 31, 2016.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2016 were approximately $15.9 million,  of which $11.8 million is related to the West Lake Project. We currently anticipate we will spend approximately $3.0 million to $4.0 million on resort capital expenditures in fiscal 2017.  There are no major capital expenditure projects for fiscal 2017 anticipated. We currently plan to use cash on hand, borrowings and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.  The Company has also pursued other sources of financing to meet long-term liquidity needs, including the $2.75 million draw on the Royal Banks line of credit, the $5.5 million bridge loan financing with EPR and the issuance of Series A Preferred Stock pursuant to the Private Placement.

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

As of October 31, 2016,  we had  $1.3 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We plan to finance any future development activity through operating cash reserves, initial condominium deposits and bridge loans, which would be paid upon project completion mostly through the receipt of remaining committed condominium unit sales. We intend to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (‘‘USCIS’’) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was recently extended and is set to expire in December 9,  2016.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.  The Company anticipates that the program will be extended through a continuing resolution until sometime in 2017.  We do not expect this process to have a negative effect on our current EB-5 offering.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

We have established two wholly-owned affiliate limited partnerships (collectively, the ‘‘Partnership’’) of Mount Snow to operate within a TEA within the State of Vermont Regional Center. Through the Partnership, we sought to raise $52.0 million by offering units in the Partnership to qualified EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 program rules. The proceeds of the offering will be used to fund loans that will be advanced to newly-created affiliates of Mount Snow to finance the development of two capital projects at Mount Snow—the West Lake Project and the Carinthia Ski Lodge Project (together, the ‘‘Projects’’). The terms of these loans are expected to be 1.0% fixed for five years with up to a two year extension at 7.0% in year six and 10.0% in year seven. Upon funding of the loans, the Company will receive a development fee equal to 15.0% of the construction and development costs. The Mount Snow EB-5 project must be approved by both the State of Vermont Regional Center and the USCIS. We have received approval from both the State of Vermont’s Regional Center and the USCIS.

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

As of November 22, 2016, we had commitments for $52 million in Partnership investments, all of which has been funded and is being held in escrow.  We had three investors withdraw for personal reasons during the first quarter of 2017, which is allowed under the program while the funds are still in escrow.   The Company received commitments from three additional investors during the second quarter of 2017 and received the last investor’s funds on November 22, 2016.  The first investor’s I-526 Petition was filed in May 2014 and is pending approval by the USCIS. The Projects commenced in the second half of calendar year 2015, and due to the delay in the investor’s  I-526 petition approval, we have limited construction of the project for the remaining fiscal year.  We now estimate, pending the first I-526 petition approval during the current fiscal year, that the West Lake Project will be substantially completed in advance of the 2017-2018 ski season, and the Carinthia Lodge Project substantially completed in advance of the 2018-2019 ski season.

Due to the Company still waiting on the first investor’s I-526 Petition to be approved by the USCIS, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season, the Company’s board of directors decided it was not prudent to declare a dividend in the first quarter of 2017.  It was determined during the second quarter of 2016 that the Company fell below its fixed charge coverage ratio and as a result will not be able to declare a dividend until the next testing period where the ratio rises above 1.25:1.00. The Company’s board of directors declared two cash dividends of $0.1375 each during the six-month period ended October 31, 2015.  The dividends were payable on August 21, 2015 and November 25, 2015 to shareholders of record on July 10, 2015 and October 13, 2015, respectively.    The declaration and payment of future dividends will be at the sole discretion of our board of directors,  assuming the debt covenant ratio moves back into compliance, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

The Company’s various credit agreements include or incorporate financial covenants which consist of a maximum leverage ratio of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement, the Company shall deliver to the lender the One Month Interest Obligation in cash or a letter of credit. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of the Letter of Credit Events.  In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the Interest Letter of Credit in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

 On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of October 31, 2016 was $93.2 million, excluding the debt to fund the Hunter Mountain acquisition described below and our bridge loan described in Note 4. “Long Term Debt / Line of Credit / Bridge Loan Financing”.  The interest rate on this debt is subject to fluctuation, but the interest rate can only be increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.12 million.

In addition, effective as of January 6, 2016, we incurred $21.0 million of debt to fund a portion of the purchase price for the acquisition of Hunter Mountain and other costs pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, as more fully discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The interest rate relating to this debt increases by a factor of 1.0175 annually. At the factor of 1.0175, the additional annual interest expense on this variable rate outstanding debt is approximately $0.03 million.

The Company also has $17.25 million drawn on the line of credit with Royal Banks of Missouri that has an interest rate fluctuation.  Interest on the amounts borrowed is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.

If interest rates increased 1%, the additional interest cost to the Company would be approximately $1.3 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

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

The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders and may adversely affect the market price of our common stock.

As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock effectively reduces the relative voting power of the holders of our common stock.  Current stockholders (other than the Investor) will have no preemptive rights to purchase any shares of Series A Preferred Stock and/or Warrants, which means that current stockholders do not have a prior right to purchase any issue of Series A Preferred Stock and/or Warrants in order to maintain their proportionate interest in the Company.

In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market, following registration pursuant to the registration rights granted to the Investor, of the common stock issuable upon conversion of the Series A Preferred Stock and/or exercise of the Warrants could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Series A Preferred Stock may exercise significant influence over us.

The Investor and its affiliates currently own approximately 9.6% of our shares of common stock and, assuming the conversion of the Series A Preferred Stock and exercise of the Warrants, would own 36.4% of our shares of common stock after closing.  Additional pre-emptive rights and rights of first offer in the documents governing the Private Placement help the Investor to maintain its ownership position.  Holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock.  As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation governing the Series A Preferred Stock, the Series A Preferred Stock generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027.  The Stockholders Agreement  executed by the Company, the Investor and the management stockholders in connection with the closing of the Private Placement also requires, that, so long as the Investor beneficially owns, on an as-converted basis, at least 11.4% of the outstanding  equity securities of the Company,  the Investor’s approval is required in order for the Company or any subsidiary to (i) materially change the nature of its business from owning, operating and managing ski resorts or (ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries, or (iii) agree to do any of the foregoing.

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.

The holders of Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock as well as a preferential right to receive cumulative dividends at the rate of 8% per annum on the liquidation value of $1,000 per share. The holders of our Series A Preferred Stock also have certain redemption and conversion rights, and there are limitations on the Company’s ability to redeem other securities.

These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws and Missouri law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated articles of incorporation approved by stockholders in connection with the Private Placement and amended and restated by-laws and Missouri law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•

The additional authorized shares of common stock and preferred stock could be used to dilute the stock ownership or voting rights of persons seeking to obtain control of us or could be issued to persons allied with the board of directors or management and thereby have the effect of making it more difficult to remove directors or members of management by diluting the stock ownership or voting rights of persons seeking to effect such a removal.

•	The blank check preferred stock could be used by the board of directors for adoption of a stockholder rights plan or “poison pill.”
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

The board of directors does not believe that the issuance of the Series A Preferred Stock, the Warrants and the common stock issuable upon conversion or exercise thereof will have a significant impact on any attempt to gain control of the Company. It is possible, however, that the existence of a single stockholder with a significant ownership percentage and director nomination rights could discourage third parties from attempting to gain control. It should be noted that any action taken by the Company to discourage an attempt to acquire control of the Company might result in stockholders not being able to participate in any possible premiums which might be obtained in the absence of anti-takeover provisions. Any transaction which may be so discouraged or avoided could be a transaction that the Company's stockholders might consider to be in their best interests. However, the board of directors has a fiduciary duty to act in the best interests of the Company's stockholders at all times.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The sale and issuance of the Series A Preferred Stock and the Warrants to the Investor at the closing of the Private Placement, and the issuance of shares of common stock upon exercise and conversion thereof, have been determined to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Disclosure of this sale of unregistered securities was previously made in our Current Report on Form 8-K filed on August 23, 2016, which is incorporated herein by reference.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended October 31, 2016.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: December 8, 2016		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: December 8, 2016		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended.

3.2	Amended and Restated Articles of Incorporation, as amended, marked to show amendments.

3.3	Amended and Restated By-laws, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on September 8, 2016 and incorporated herein by reference).

3.4	Amended and Restated By-laws, as amended, marked to show amendments (filed as Exhibit 3.3 to the Quarterly Report on Form 10-Q filed on September 8, 2016 and incorporated herein by reference).

4.1

Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Peak Resorts, Inc. (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

10.1

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of August 5, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference).

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

10.8

Modification of Master Credit Agreements, effective as of October 24, 2016, by and among Peak Resorts, Inc., Mount Snow, Ltd., Sycamore Lake, Inc., Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., Deltrecs, Inc., JFBB Ski Areas, Inc., Hunter Mountain Acquisition, Inc., Hunter Mountain Ski Bowl Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals Ltd., Hunter Mountain Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc. and Frosty Land, Inc., as borrowers, and EPT Mount Snow, Inc., EPT Ski Properties, Inc. and EPT Mad River, Inc. as lenders (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

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