Form 10-Q
period 2017-01-31
Peak Resorts Inc
filed 2017-03-09
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017.

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

As of March 9, 2017,  13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	January 31,	April 30,
Assets	2017	2016
Current assets
Cash and cash equivalents	$33,881	$5,396
Restricted cash balances	5,780	61,099
Income tax receivable	5,056	-
Accounts receivable	3,303	4,772
Inventory	3,844	2,730
Deferred income taxes	1,092	1,092
Prepaid expenses and deposits	1,231	2,680
	54,187	77,769
Property and equipment-net	188,255	192,178
Land held for development	37,569	37,542
Restricted cash, construction	36,538	-
Intangible assets, net	803	846
Goodwill	5,009	5,009
Other assets	641	619
	$323,002	$313,963
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$4,500	$15,500
Accounts payable and accrued expenses	16,636	18,696
Accrued salaries, wages and related taxes and benefits	2,614	919
Unearned revenue	17,046	13,233
EB-5 investor funds in escrow	500	52,004
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	4,205	2,456
	45,834	103,141
Long-term debt	173,979	118,343
Capitalized lease obligation	3,328	4,419
Deferred gain on sale/leaseback	2,929	3,178
Deferred income taxes	12,672	12,672
Other liabilities	549	576
Commitments and contingencies

Preferred stock, $.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 and 0 issued at January 31, 2017 and April 30, 2016, respectively	16,204	-

Stockholders' Equity
Common stock, $.01 par value per share, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	86,322	82,728
Accumulated Deficit	(18,955)	(11,234)
	67,507	71,634
	$323,002	$313,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

(In thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

Revenues	$56,385	$38,667	$71,986	$50,254

Costs and Expenses
Resort operating expenses	33,669	25,346	58,448	46,336
Depreciation and amortization	3,209	2,558	9,642	7,471
General and administrative expenses	1,793	1,104	4,682	3,069
Land and building rent	345	357	998	1,033
Real estate and other taxes	654	664	1,754	1,545
	39,670	30,029	75,524	59,454
Other Operating Income
Gain on involuntary conversion	-	195	-	195

Income (Loss) from Operations	16,715	8,833	(3,538)	(9,005)

Other Income (Expense)
Interest, net of interest capitalized of $411 and $1,194 in 2017 and $83 and $279 in 2016, respectively	(3,289)	(2,802)	(9,493)	(8,080)
Gain on sale/leaseback	84	84	250	250
Investment income	1	-	4	4
	(3,204)	(2,718)	(9,239)	(7,826)

Income (Loss) before Income Tax Benefit	13,511	6,115	(12,777)	(16,831)
Income Tax Expense (Benefit)	5,346	2,415	(5,056)	(6,564)
Net Income (Loss)	$8,165	$3,700	$(7,721)	$(10,267)

Basic earnings (loss) per common share	$0.58	$0.26	$(0.55)	$(0.73)

Diluted earnings (loss) per common share	$0.47	$0.26	$(0.55)	$(0.73)

Cash dividends declared per common share	$-	$0.1375	$-	$0.4125

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands except share data)

Nine Months ended January 31, 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2016	13,982,400	$140	$82,728	$(11,234)	$71,634

Net loss	-	-	-	(7,721)	(7,721)

Issuance of warrants in a private placement	-	-	3,446	-	3,446

Stock based compensation	-	-	148	-	148

Balances, January 31, 2017	13,982,400	$140	$86,322	$(18,955)	$67,507

See Notes to Unaudited Condensed Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Nine Months ended January 31,

	Nine months ended January 31,

	2017	2016
Cash Flows from Operating Activities
Net loss	$(7,721)	$(10,267)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment and intangibles	9,642	7,471
Amortization of deferred financing costs	710	-
Amortization of other liabilities	(27)	(27)
Gain on sale/leaseback	(250)	(250)
Stock based compensation	148	-
Changes in operating assets and liabilities:

Income tax receivable	(5,056)	(6,564)
Accounts receivable	1,469	181
Inventory	(1,114)	(1,661)
Prepaid expenses and deposits	1,449	(518)
Other assets	(22)	197
Accounts payable and accrued expenses	(2,601)	13,070
Accrued salaries, wages and related taxes and benefits	1,695	1,241
Unearned revenue	3,813	5,235

Net cash provided by operating activities	2,135	8,108

Cash Flows from Investing Activities
Additions to property and equipment	(5,134)	(16,626)
Business combination (net of cash acquired of $1,640)	-	(33,236)
Additions to land held for development	(27)	(100)
Change in restricted cash	18,781	(18,001)
Net cash provided by (used in) investing activities	13,620	(67,963)

Cash Flows from Financing Activities
Borrowings on long-term debt and capitalized lease obligation	61,615	3,950
Gross proceeds from issuance of preferred stock and warrants	20,000	-
Issuance costs associated with issuance of preferred stock and warrants	(350)	-
Proceeds from hunter loan financing	-	36,500
Additions to (release from) to EB-5 investor funds held in escrow	(51,504)	22,002
Payment on long-term debt and capital lease obligations	(12,558)	(1,293)
Involuntary conversion of assets	-	410
Payment of deferred financing costs	(4,473)	(1,334)
Distributions to stockholders	-	(5,768)
Net cash provided by financing activities	12,730	54,467

Net Increase (Decrease) in Cash and Cash Equivalents	28,485	(5,388)

Cash and Cash Equivalents, April 30	5,396	16,849

Cash and Cash Equivalents, January 31	$33,881	$11,461

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $1,194 and $279 capitalized in 2017 and 2016, respectively	$11,079	$8,351

Supplemental Disclosure of Noncash Investing

and Financing Activities
Land held for development financed with long-term borrowings	$-	$100
Assets under construction included in accounts payable	$542	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended January 31, 2017 and 2016

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

Note 2. Significant Accounting Policies

Preferred Stock

The Company considers whether substantive redemption features exist in the instrument in which case it may be classified outside of equity, such as temporary equity or as a liability. Additionally, the Company evaluates whether the instrument contains any embedded or stand-alone instruments, which require separate recognition.  The Company presents mandatorily redeemable preferred stock as a liability and contingently redeemable preferred stock and preferred stock that is redeemable outside the control of the Company as temporary equity on the consolidated balance sheets.

Warrants

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as a liability are recorded at fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.  When warrants are issued in conjunction with preferred stock, the warrants are recorded based on the proceeds received allocated to the two elements’ relative fair values.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares issued and outstanding for the period. Net income (loss) available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretions of discounts on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of year-end. In addition, for diluted earnings (loss) per common share, net income (loss) available to common shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. This adjusted net income (loss) is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants, and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock and outstanding warrants and stock options are excluded from the computation of diluted earnings (loss) per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock and if-converted methods.

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance in Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory” ("ASU 2015-11”), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this update should be applied prospectively with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. The Company plans to evaluate the impact of the adoption of ASU 2015-11 during fiscal year 2018 and its impact on financial statements, systems, and internal controls of the Company.  Based on the results of the evaluation, the Company will determine a transition approach and determine the full impact of the adoption on the financial statements.

In November 2015, the FASB issued guidance in ASU 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes,” ("ASU 2015-17”) which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑17 on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-08”), an update of ASU 2014-09, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2016-08 will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company currently expects to adopt the new revenue standards in its first quarter of fiscal year 2020 utilizing the full retrospective transition method.  The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The new guidance is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The guidance requires application using a retrospective transition method to all periods presented.  The Company expects to implement this standard in its first quarter of fiscal year 2020 utilizing the retrospective transition method. The Company, although still evaluating the impact, believes the adoption of this accounting standard will have an impact on the Company’s  presentation of the statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)”. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” (“ASU 2017-04”).  This update eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Pursuant to the JOBS Act, the Company is permitted to adopt the standard for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position, results of operations or cash flow.

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

The income tax receivable is a result of the expected tax rate for the fiscal year ending April 30, 2017 applied to the loss before income tax for the nine months ended January 31, 2017. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Note 4. Long‑term Debt / Line of Credit

Long‑term debt at January 31, 2017 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities discussed below, as follows (dollars in thousands):

	(Unaudited) January 31, 2017	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at January 31, 2017 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at January 31, 2017 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments (1.0% at January 31, 2017); remaining principal and interest due on December 27, 2021	30,000	-
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments (1.0% at January 31, 2017); remaining principal and interest due on December 27, 2021	21,500	-
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at January 31, 2017 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in principal and interest payment at prime plus 1.0% (4.75% at January 31, 2017); remaining principal and interest due on February 6, 2020	10,000	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at January 31, 2017 and 10.56% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,472	3,612
Other debt	2,964	3,231

Less unamortized debt issuance costs	(5,666)	(1,903)

	176,432	119,102
Less: current maturities	2,453	759
	$173,979	$118,343

Debt Restructure

On November 10, 2014, in connection with the Company’s initial public offering, the Company entered into a Restructure Agreement with certain affiliates of EPR Properties (“EPR”), the Company’s primary lender, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, the Company entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2014 and below (collectively, the “Debt Restructure Agreements”).  Pursuant to the Debt Restructure, the Company paid a defeasance fee of $5.0 million to EPR in addition to the consideration described below.

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the three and nine months ended January 31, 2017.

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

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement with CAP 1 LLC, as defined in Note 5, “Private Placement,”  the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to, (i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million.  The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above. As of January 31, 2017, the Company is in compliance with all debt covenants.

Under the terms of the Master Credit Agreement and pursuant to the Master Cross Default Agreement, as amended, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Hunter Mountain Credit Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Master Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of those subsidiaries which are borrowers under the Master Credit Agreement.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

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

Rates as of January 31,	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2017(1)	11.10%	10.28%	8.00%	10.72%
2018	11.27%	10.43%	8.14%	10.88%

2019	11.44%	10.59%	8.28%	11.04%
2020	11.61%	10.75%	8.43%	11.21%
2021	11.78%	10.91%	8.57%	11.38%
2022	11.96%	11.07%	8.72%	11.55%

(1)  For 2017, the dates of the rates presented are as follows: (i) April 1, 2016 for the Attitash/Mount Snow Debt; (ii) October 1, 2016 for the Credit Facility Debt; (iii) January 6, 2016 for the Hunter Mountain Debt; and (iv) December 1, 2016 for the Sycamore Lake (Alpine Valley) Debt.

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

Hunter Mountain Debt

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million. A portion of the Hunter Mountain acquisition price was financed pursuant to the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) entered into between the Company and EPR as of January 6, 2016.

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

 The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.     As of January 31, 2017, the Company is in compliance with all debt covenants.

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

Substantially all of the Company’s assets serve as collateral for the Company’s long-term debt.

Future aggregate annual principal payments under all indebtedness (including the Company’ line of credit, current debt and long-term debt) reflected by fiscal year are as follows (in thousands):

(Unaudited)
January 31,
2017 (Remaining)	$227
2018	7,071
2019	1,114
2020	9,498
2021	2,834
Thereafter	165,854
$186,598

Deferred financing costs are net of accumulated amortization of $1,192 and $482 at January 31, 2017 and April 30, 2016, respectively. Amortization of deferred financing costs will be $221 for the remainder of the year ending April 30, 2017, $939 for the year ended April 30, 2018 and $932 for each of the three years ending April 30, 2019,  2020 and 2021.

Line of Credit / Royal Banks of Missouri Debt

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.  On July 20, 2016, the Company borrowed an additional $1.75 million under the Line of Credit Agreement for working capital purposes.  Additionally, on August 5, 2016, the Company borrowed the remaining $2.75 million under the Credit Agreement for working capital purposes, bringing the total principal amount borrowed under the Line of Credit Agreement to $20.0 million.

The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Initial Line of Credit Note”) in favor of Royal Banks of Missouri, pursuant to which the initial amounts borrowed under the Line of Credit Agreement matured on December 22, 2016 and January 6, 2017 and were repaid or converted, as described in the paragraph below. The additional $1.75 million borrowed by the Company on July 20, 2016 was borrowed pursuant to the terms of the Initial Line of Credit Note.  The remaining $2.75 million drawn under the Line of Credit Agreement on August 5, 2016 was borrowed pursuant to a second promissory note executed by the Company on August 5, 2016 (the “Second Line of Credit Note”), maturing on August 5, 2017.

On December 15, 2016 and January 5, 2017, the Company repaid $0.5 million and $5.0 million, respectively, of the total amount outstanding under the Line of Credit Agreement with proceeds from the Private Placement described in Note 5. On January 6, 2017, pursuant to the terms of the Line of Credit Agreement, the Company elected to convert $10.0 million of the outstanding amount to a term loan (included in the table above as the “Royal Banks of Missouri Debt”). The terms of the Royal Banks of Missouri Debt are evidenced by a promissory note in favor of Royal Banks of Missouri in the principal amount of $10.0 million, dated as of January 6, 2017 (the “Royal Banks Note”).

The Royal Banks of Missouri Debt bears interest at the prime rate plus 1.0% per annum. The Royal Banks Note matures on February 6, 2020. Except in the case of default, the Company may prepay the Royal Banks of Missouri Debt without penalty. From and after maturity of the Royal Banks Note and in the case of any default, interest on the unpaid principal and interest shall accrue at an annual rate equal to five percentage points over the rate of interest otherwise payable on outstanding amounts. Events of default under the Royal Banks Note include any default under the terms of the Line of Credit Agreement.

The Royal Banks Note is subject to the terms and conditions set forth in the Line of Credit Agreement, as described herein.

As of January 31, 2017, a total of $4.5 million remained outstanding under the Line of Credit Agreement, which includes $1.75 million borrowed pursuant to the terms of the Initial Line of Credit Note and $2.75 million borrowed pursuant to the Second Line of Credit Note. The remaining line of credit debt is included as a current liability given the initial 12-month term.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at January 31, 2017 was 4.75% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis.  The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment restrictions as the Master Credit Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of January 31, 2017, the Company is in compliance with all debt covenants.

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

West Lake Water Project and Carinthia Ski Lodge EB-5 Debt

The Company established two affiliate limited partnerships of Mount Snow, Carinthia Group 1, L.P. and Carinthia Group 2, L.P. (collectively, the ‘‘Partnership’’), to operate two Mount Snow development projects funded by $52.0 million raised by the Partnership pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”). The EB-5 Program was first enacted in 1992 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. Mount Snow GP Services LLC, a wholly owned subsidiary of Mount Snow, Ltd. (wholly owned by the Company), serves as the general partner for the Partnership.  The Company has evaluated the Partnership under ASC 810, “Consolidations,” and determined the Partnership does not require consolidation because the Company does not have a variable interest in the Partnership.

The Mount Snow development projects include: (i) the West Lake Water Project, which includes the construction of a new water storage reservoir for snowmaking; and (ii) the Carinthia Ski Lodge Project, which includes the construction of a new skier service building. In December 2016, the first I-526 petition submitted by an investor in the EB-5 Program was approved, and the $52.0 million was released from escrow to the Partnership. Upon release of the EB-5 Program funds, the Company was reimbursed in full for the approximately $15.0 million that the Company had invested in the construction of the Mount Snow development projects while awaiting release of the funds. The remaining $36.5 million is included in long-term asset restricted cash, construction, due to the earmark associated with the Mount Snow development project.

Mount Snow, Ltd.  formed West Lake Water Project LLC and Carinthia Ski Lodge LLC, each wholly owned by Mount Snow, Ltd., to manage the construction of the West Lake Water Project and Carinthia Ski Lodge Project, respectively.

Pursuant to the terms of the EB-5 Program, the Partnership is obligated to invest or loan the funds raised from its EB-5 investors in or to a business carrying on a commercial venture. In accordance with these requirements, on December 27, 2016, the Partnership entered into a loan agreement with West Lake Water Project LLC providing West Lake Water Project LLC a line of credit of up to $30.0 million (the “West Lake Loan Agreement”) to be used in the construction of the West Lake Water Project. In connection with entry into the West Lake Loan Agreement, West Lake Water Project LLC executed a line of credit note in favor of the Partnership in the amount of $30.0 million (the “West Lake Note”). The debt owed pursuant to the West Lake Loan Agreement and West Lake Note is included in the table above as the “West Lake Water Project EB-5 Debt.”

Also on December 27, 2016, the Partnership entered into a loan agreement with Carinthia Ski Lodge LLC providing Carinthia Ski Lodge LLC a line of credit of up to $22.0 million (the “Carinthia Lodge Loan Agreement”) to be used in the construction of the new Carinthia skier service building. In connection with entry into the Carinthia Lodge Loan Agreement, Carinthia Ski Lodge LLC executed a line of credit note in favor of the Partnership in the amount of $22.0 million (the “Carinthia Lodge Note”). The debt owed pursuant to the Carinthia Lodge Loan Agreement and Carinthia Lodge Note is included in the table above as the “Carinthia Ski Lodge EB-5 Debt.” Amounts borrowed pursuant to the EB-5 Loan Agreements, as defined below, can be used only for construction of the West Lake Water Project and Carinthia Ski Lodge Project.

The terms of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement (together, the “EB-5 Loan Agreements”) and the West Lake Note and Carinthia Lodge Note (together, the “EB-5 Notes”) are identical. Amounts outstanding under the EB-5 Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default, amounts outstanding shall bear interest at the rate of 5.0% per annum, subject to the extension increases. Events of default under the EB-5 Loan Agreements include failure to make payments due; breaches of covenants, representations and warranties; incurrence of certain judgments and liens against the borrowers or assets; assignments or notice of bulk sales of assets on behalf of creditors; commencement of bankruptcy or dissolution proceedings; and cessation of the West Lake Water Project or Carinthia Ski Lodge Project prior to completion.

For so long as amounts under the EB-5 Loan Agreements are outstanding, the borrowers are restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing of the properties or assets financed with the loan proceeds; selling equity interests to any person other than the Company; merging; and making loans to or investing in affiliates or other persons.

The borrowers under the EB-5 Notes are prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 investor limited partners’ ability to be admitted to the U.S. via the EB-5 Program.

As a condition to entry into each of the EB-5 Loan Agreements, the Company executed guaranties of collection (the “EB-5 Guaranties”) with respect to each of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement pursuant to which the Company unconditionally guaranteed all amounts due under the EB-5 Notes owed to the Partnership. Pursuant to the terms of the EB-5 Guaranties, which are guaranties of collection rather than of payment, in the event the borrowers under the EB-5 Loan Agreements fail to make any payments due, or upon the acceleration of payments due, the lenders must exhaust any and all legal remedies for collection against the borrowers before proceeding against the Company.

Bridge Loan Financing

On September 1, 2016, the Company entered into the Master Credit and Security Agreement with EPR (the “Bridge Loan Agreement”) pursuant to which EPR agreed to loan up to $10.0 million to the Company for working capital purposes, subject to certain conditions and adjustment as provided in the Bridge Loan Agreement and as previously disclosed. Amounts borrowed pursuant to the Bridge Loan Agreement were evidenced by a promissory note (the “Bridge Loan Note”), also dated as of September 1, 2016. The Company borrowed a total of $5.5 million under the Bridge Loan Agreement and Bridge Loan Note. The total outstanding balance and all interest due was repaid by the Company upon receipt of the proceeds from the Private Placement, as defined in Note 5, which closed on November 2, 2016.

Note 5. Private Placement

Purchase Agreement

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

The Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the Common Stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the Common Stock for the ten trading days prior to the execution of the Purchase Agreement; (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 Program with respect to Mount Snow and one investor’s application has approved.  The Company’s right to require the additional purchase expires two years from the closing of the Private Placement.

The Company’s stockholders approved the issuance of the Series A Preferred Stock and the Warrants at the Company’s 2016 Annual Meeting of Stockholders held on October 24, 2016. On November 2, 2016, the Company completed the sale and issuance of the Series A Preferred Stock and Warrants to the Investor.

On November 4, 2016, the Company used a portion of the proceeds from the Private Placement to repay the entire $5.5 million borrowed pursuant to the Bridge Loan Agreement and Bridge Loan Note described in Note 4 and an additional $1.1 million of the proceeds to fund the Interest Letter of Credit also described in Note 4.

The rights and preferences of the Series A Preferred Stock are set forth in the Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed by the Company with the Missouri Secretary of State on October 26, 2016 (the “Certificate of Designation”), and include, among other things, the following:

Ranking; Seniority

The Series A Preferred Stock shall generally rank, with respect to liquidation, dividends and redemption, (i) senior to common stock and to any other junior capital stock; (ii) on parity with any parity capital stock; (iii) junior to any senior capital stock; and (iv) junior to all of the Company’s existing and future indebtedness (except indebtedness issued on or prior to the Expiration Date (as defined below) that is convertible into or exercisable for any class or series of capital stock).

Additionally, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027 (such earlier date, the “Expiration Date”), the Company is prohibited from (i) creating or issuing capital stock (or securities convertible into capital stock) that grants holders the right to receive dividends or interest prior to the Expiration Date when there are accrued or unpaid dividends with respect to the Series A Preferred Stock or the right to receive any liquidation payment prior to the Expiration Date at a time when the Series A Preferred Stock holders have not received their full liquidation value of $1,000 per share of Series A Preferred Stock (the “Liquidation Value”); (ii) paying any dividend or interest on capital stock (or securities convertible into capital stock) when there are accrued or unpaid dividends with respect to the Series A Preferred Stock; (iii) paying any liquidation payment on capital stock (or securities convertible into capital stock) at a time when the Series A Preferred Stock holders have not received their full Liquidation Value; or (iv) issuing any indebtedness convertible into or exercisable for capital stock.

The Company shall not make any redemption payment on any capital stock (or any security convertible into capital stock) at any time prior to the Expiration Date when any shares of Series A Preferred Stock have not been redeemed except for the redemption of junior securities to the extent permitted under “Dividend Rights” below.  The foregoing shall not restrict the Company’s ability to create, authorize the creation of, issue, sell, or obligate itself to issue (i) any indebtedness (other than, prior to the Expiration Date, indebtedness convertible into capital stock); or (ii) any common stock (or any capital stock convertible into common stock (other than any capital stock that is prohibited by this paragraph)).

Dividend Rights

From and after the date that is nine months from the date of issuance, cumulative dividends shall accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the Liquidation Value.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, (i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or (ii) repurchase common stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase.  The Company may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, and subject to the rights of any parity or senior securities, an amount in cash equal to $1,000 per share plus all unpaid accrued and accumulated dividends. The Series A Preferred Stock shall not be entitled to any further payment or other participation in any distribution of the available assets of the Company.  Neither the consolidation nor merger with or into any other person or entity, nor the voluntary sale, lease, transfer or conveyance of all or substantially all of the Company’s property or business, shall be deemed to constitute a liquidation.

Redemption

The Series A Preferred Stock is subject to redemption at the option of the Company at a price per share equal to 125% of the Liquidation Value, plus all unpaid accrued and accumulated dividends, whether or not declared, at any time on or after the third anniversary of the issuance of the Series A Preferred Stock that the average closing price of the common stock on the 30 trading days preceding notice of the exercise of the redemption right is greater than 130% of the Conversion Price, as defined below (the “Redemption Price”).

In addition, upon a change of control, any holder of Series A Preferred Stock shall have the right to elect to have all or any portion of its then outstanding Series A Preferred Stock redeemed for cash at the Redemption Price by the Company or the surviving entity of such change of control.  The Redemption Price may, at the option of the Company, be paid in shares of common stock.  The change in control redemption features results in the Company not being solely in control of the redemption feature.  This means the Company does not control settlement by delivery of its own common shares (because, there is no cap on the maximum number of common shares that could be potentially issuable upon redemption). As such cash settlement of the instrument could be presumed and the instrument is currently classified as temporary equity. As of January

31, 2017, the Series A Preferred Stock has not been adjusted to its redemption amount as the Company does not currently expect to exercise its redemption option and a change of control is not within the Company’s control.

Conversion

Upon the earlier of a change of control or the nine-month anniversary of the date of issuance, the holders of the Series A Preferred Stock have the right to convert the Series A Preferred Stock into shares of common stock equal to the number of shares to be converted, times the Liquidation Value, divided by the Conversion Price and receive in cash all accrued and unpaid dividends. The initial conversion price per share is $6.29, subject to adjustment pursuant to the terms of the Certificate of Designation (the “Conversion Price”). The conversion feature is not considered to be a beneficial conversion feature. Holders of the Series A Preferred Stock also have basic anti-dilution rights.

Voting Rights

Each holder of Series A Preferred Stock shall be entitled to vote, on an as-converted basis, with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company.

Warrants

The terms of the Warrants issued in the Private Placement are all identical except for the number of shares for which the Warrants are exercisable and the exercise prices of each of the Warrants, which are as stated above. Each of the Warrants may be exercised in whole or in part at any time for a period of 12 years from the date of issuance. The exercise price must be paid in cash. The exercise price of the Warrants and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification, consolidation, merger, sale and similar transaction.

The following table shows the warrants outstanding for the nine months ending January 31, 2017.

	Shares	Weighted Average Exercise Price
Warrants outstanding - beginning of the year	-	$ -

Warrants exercised	-	-
Warrants granted	2,719,018	7.36
Warrants expired	-	-

Warrants outstanding - end of period	2,719,018	$ 7.36

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

Note 6. Acquisition

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

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the quarter ended January 31, 2017 from the date of acquisition. The allocation of the purchase price is as follows (in thousands):

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

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Hunter Mountain was completed on May 1, 2015, the beginning of the Company's 2016 fiscal year. The following pro forma financial information includes adjustments for depreciation and interest paid pursuant to the Hunter Mountain Note and property and equipment recorded at the date of acquisition. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on May 1, 2015 (in thousands except per share data):

	(Unaudited)	(Unaudited)
	Three months ended January 31, 2016	Nine months ended January 31, 2016

Net revenues	$40,441	$56,552
Net earnings (loss)	$2,032	$(15,250)
Pro forma basic and diluted earnings (loss) per share	$0.15	$(1.09)

Note 7. Financial Instruments and Concentrations of Credit Risk

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

Note 8. Commitments and Contingencies

Restricted cash:  The provisions of certain of the Company’s debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  In addition, the Company is holding the earmarked construction funds associated with the West Lake Water and Carinthia Ski Lodge EB-5 Projects in restricted cash.

Construction commitment: As of January 31, 2017, the Company had $4.2 million in third party commitments currently outstanding with its main contractor on the Mount Snow development project.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $432 and $1,245 for the three and nine months ended January 31, 2017, respectively, and $438 and $1,298 for the three and nine months ended January 31, 2016, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to January 31, 2017 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2017 (Remaining)	$690	$412
2018	2,097	1,620
2019	1,952	1,576
2020	935	1,543
2021	26	1,518
Thereafter	1	8,822
	5,701	$15,491
Less: amount representing interest	621
	5,080
Less: current portion	1,752
Long-term portion	$3,328

Note 9.  Earnings (Loss) Per share

The computation of basic and diluted earnings (loss) per share for the three and nine month periods ended January 31, 2017 and 2016 is as follows (in thousands except share and per share data):

	Three Months ended January 31,		Nine Months ended January 31,
	2017	2016	2017	2016
Net Earnings (Loss)	$8,165	$3,700	$(7,721)	$(10,267)
Weighted number of shares:
Common shares outstanding for basic and diluted earnings (loss) per share	13,982,400	13,982,400	13,982,400	13,982,400
Vested restricted stock units for basic and diluted earnings (loss) per share	34,503	12,964	30,947	4,321
	14,016,903	13,995,364	14,013,347	13,986,721
Basic earnings (loss) per share	$0.58	$0.26	$(0.55)	$(0.73)
Weighted number of shares:
Unvested restricted stock units for diluted earnings per share	60,951	7,112	-	-
Conversion of preferred stock for diluted earnings per share	3,145,089	-	-	-
	17,222,943	14,002,476	14,013,347	13,986,721
Diluted earnings (loss) per share	$0.47	$0.26	$(0.55)	$(0.73)

The Company has 50,283 outstanding unvested restricted stock units and 3,179,650 shares reserved for issuance upon the conversion of the Series A Preferred Stock as of January 31, 2017, and 21,336 outstanding unvested restricted stock units as of January 31, 2016 that have not been included in the calculation of diluted earnings per share because the impact is anti-dilutive due to the net loss for the periods.

Note 10. Subsequent Events

Declaration of Cash Dividend

On February 15, 2017, the Company’s board of directors declared a cash dividend of $0.07 per common share payable on March 10, 2017 to shareholders of record on February 27, 2017.

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

Recent Events

We experienced unfavorably warm weather across all of our resorts during the 2015/2016 ski season. While weather trends during the 2016/2017 ski season have still trailed historical average levels, we have not experienced the significant weather challenges during the three months ended January 31, 2017 as experienced during the same period last year. Season pass sales from the beginning of the 2016/2017 ski season through the end of the third quarter were up 28.0% in units and 23.0% in dollars, compared to the prior year. In addition, paid skier visits for the Company’s 14-resort portfolio were up 40.0% through the end of the third quarter compared to the same prior-year period.  These preliminary, unaudited results are interim period data for the individually branded ski resorts and are subject to completion of the Company's customary year-end closing procedures.

We unveiled the new Peak Pass for the 2016/2017 winter season, which is our new multi-resort ski pass product that features a total of six pass options valid at seven different mountain locations across four states in the Northeast, including Mount Snow in Vermont; Attitash, Wildcat and Crotched Mountains in New Hampshire; Hunter Mountain in New York; and Jack Frost and Big Boulder in Pennsylvania.

At the beginning of fiscal 2017, the Company experienced lower than normal liquidity levels. The unfavorably warm weather during the 2015/2016 ski season resulted in fewer ski days and lower profitability for the Company. Furthermore, the Company experienced unexpected delays in the release of funds raised pursuant to the U.S. government’s Immigrant Investor Program (the “EB-5 program”), as more fully discussed in “Liquidity and Capital Resources – Significant Uses of Cash,” to finance the development of two capital projects at our Mount Snow resort—the West Lake Water Project and the Carinthia Ski Lodge Project. We raised $52.0 million for the Mount Snow development projects, which was sitting in escrow pending the approval of the first program investor’s I-526 Petition, as defined herein, at the beginning of fiscal 2017.

Based on the timeline originally anticipated for approval of the first investor’s I-526 Petition and corresponding release of EB-5 program funds from escrow, we commenced construction of the West Lake Water Project in the second half of calendar year 2015. Through the second quarter of fiscal 2017, we had funded approximately $15.0 million of the West Lake Water Project costs, for which we would be reimbursed once the EB-5 funds were released from escrow.  In December 2016, we received approval from the United States Citizenship and Immigration Services (“USCIS”) for our first investor’s I-526 Petition, allowing the funds spent by the Company to be released from escrow and reimbursed to the Company in full.  We now estimate the West Lake Water Project will be substantially completed in advance of the 2017-2018 ski season, and the Carinthia Lodge Project substantially completed in advance of the 2018-2019 ski season.

Due to our constrained liquidity position as a result of the unfavorable weather during the prior ski season and delay in the release of EB-5 program funds, the Company took a number of steps in fiscal 2017 to manage cash flow and improve the Company’s liquidity position. The Company borrowed additional funds for working capital and received significant capital in connection with a private placement, as discussed in more detail below. As a result of these steps, and with the release of EB-5 funds from escrow, we believe that we are now in a strong cash position to carry us through the 2017/2018 ski season.

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

The Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the common stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the common stock for the ten trading days prior to the execution of the Purchase Agreement; (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 program with respect to Mount Snow and one investor’s application has been approved.  The Company’s right to require the additional purchase expires two years from the closing of the Private Placement.

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

The terms of the Series A Preferred Stock are set forth in the Certificate of Designation filed by the Company with the Missouri Secretary of State on October 26, 2016. The key terms of the Series A Preferred Stock are as follows:

•	$1,000 per share liquidation value (the “Liquidation Value”);
•

Convertible upon a change of control, or after nine months, into a number of shares of common stock equal to the number of shares to be converted times the Liquidation Value, divided by $6.29 (the “Conversion Price”);

•	Initial nine-month, dividend-free period with a subsequent cumulative dividend of 8.0% per annum on the Liquidation Value;
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

Resort Acquisition

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

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

Capital Projects

The Company did not have any major capital projects in the quarter ended January 31, 2017.  In fiscal 2016, the Company had one major capital project. We started the construction of the West Lake Water Project at Mount Snow which has been financed through the EB-5 program.  The West Lake Water Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons.

 Results of Operations

The following historical unaudited consolidated statements of operations during the three and nine months ended January 31, 2017 and 2016 have been derived from the condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in our financial statements since the date of the acquisition.

Comparison of Operating Results for the Three Months Ended January 31, 2017 and 2016

The following table presents our condensed unaudited consolidated statements of operations for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	Three months ended January 31,
	2017	2016	$ change	% change

Revenues
Lift and tubing tickets	$30,470	$20,717	$9,753	47.1%
Food and beverage	8,946	5,972	2,974	49.8%
Equipment rental	4,886	3,354	1,532	45.7%
Ski instruction	4,683	3,384	1,299	38.4%
Hotel/lodging	2,883	2,080	803	38.6%
Retail	3,314	2,133	1,181	55.4%
Other	1,203	1,027	176	17.1%
	56,385	38,667	17,718	45.8%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	18,202	13,858	4,344	31.3%
Retail and food and beverage cost of sales	4,876	3,426	1,450	42.3%
Power and utilities	3,736	2,477	1,259	50.8%
Other	6,855	5,585	1,270	22.7%
	33,669	25,346	8,323	32.8%
Depreciation and amortization	3,209	2,558	651	25.4%
General and administrative expenses	1,793	1,104	689	62.4%
Land and building rent	345	357	(12)	-3.4%
Real estate and other taxes	654	664	(10)	-1.5%
	39,670	30,029	9,641	32.1%
Other operating income
Gain on involuntary conversion	-	195	(195)	-100.0%

Income from Operations	16,715	8,833	7,882	89.2%

Other Income (expense)
Interest, net of interest capitalized of $411 and $83 in 2017 and 2016, respectively	(3,289)	(2,802)	(487)	17.4%
Gain on sale/leaseback	84	84	-	0.0%
Investment income	1	-	1
	(3,204)	(2,718)	(486)	17.9%

Earnings before income tax expense	13,511	6,115	7,396	120.9%
Income tax expense	5,346	2,415	2,931	121.4%
Net Income	$8,165	$3,700	$4,464	120.6%
Total Reported EBITDA	$19,924	$11,196	$8,728	78.0%

Revenue increased $17.7 million, or 45.8%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. The increase is attributable to more normalized weather patterns compared to the same period in the prior year.  In addition the full period impact of the Hunter Mountain acquisition, which was effective January 6, 2016, had a favorable impact in all revenue categories.

Resort operating expenses increased $8.3 million, or 32.8%, for the three months ended January 31, 2017 compared to the same period in the prior year.  This was primarily attributable to the impact of increased revenues in all categories and the full period impact of the Hunter Mountain acquisition.

Depreciation and amortization increased $0.7 million, or 25.4%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 as a result of assets acquired from the Hunter Mountain acquisition.

General and administrative expenses increased $0.7 million, or 62.4%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 primarily driven by an increase in salary expense due to the adoption of the Annual Incentive Plan (“AIP”), a performance-based incentive program for key management employees.  In addition, there was an increase in director compensation due to the additional work associated with the closing of the Private Placement.

During the three months ended January 31, 2016, the Company’s Mad River Mountain resort burned down due to a fire, resulting in a gain on involuntary conversion during the period.  The same period in the current year did not have any involuntary conversions.

The increase in interest expense of $0.5 million resulted from the additional interest associated with the debt incurred for the acquisition of Hunter Mountain as well as additional borrowings associated with our Royal Banks of Missouri line of credit.

Income tax expense increased $2.9 million as a result of an increase in the income before income tax expense of $7.4 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016.

Comparison of Operating Results for the Nine Months Ended January 31, 2017 and 2016

The following table presents our condensed unaudited consolidated statements of operations for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	Nine months ended January 31,
	2017	2016	$ change	% change

Revenues
Lift and tubing tickets	$30,470	$20,717	$9,753	47.1%
Food and beverage	14,161	8,913	5,248	58.9%
Equipment rental	4,886	3,354	1,532	45.7%
Ski instruction	4,683	3,384	1,299	38.4%
Hotel/lodging	6,743	4,855	1,888	38.9%
Retail	3,736	2,588	1,148	44.4%
Summer activities	4,748	4,302	446	10.4%
Other	2,559	2,141	418	19.5%
	71,986	50,254	21,732	43.2%
Costs and Expenses
Resort operating expenses
Labor and labor related expenses	33,719	26,411	7,308	27.7%
Retail and food and beverage cost of sales	6,549	4,693	1,856	39.5%
Power and utilities	5,167	3,725	1,442	38.7%
Other	13,013	11,507	1,506	13.1%
	58,448	46,336	12,113	26.1%
Depreciation and amortization	9,642	7,471	2,171	29.1%

General and administrative expenses	4,682	3,069	1,613	52.6%
Land and building rent	998	1,033	(35)	-3.4%
Real estate and other taxes	1,754	1,545	209	13.5%
	75,524	59,454	16,070	27.0%

	(3,538)	(9,200)	5,662	61.5%
Other Operating Income
Gain on involuntary conversion	-	195	(195)	-100.0%

Loss from Operations	(3,538)	(9,005)	5,467	-60.7%
Other Income (expense)
Interest, net of interest capitalized of $1,194 and $279 in 2017 and 2016, respectively	(9,493)	(8,080)	(1,413)	17.5%
Gain on sale/leaseback	250	250	-	0.0%
Investment income	4	4	-	0.0%
	(9,239)	(7,826)	(1,413)	18.1%

Loss before income tax benefit	(12,777)	(16,831)	(4,054)	-24.1%
Income tax benefit	(5,056)	(6,564)	(1,508)	-23.0%
Net Loss	$(7,721)	$(10,267)	$(2,546)	-24.8%
Total reported EBITDA	$6,104	$(1,729)	$7,833	453.0%

Revenues increased $21.7 million, or 43.2%, for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016 as a result of the addition of Hunter Mountain to our portfolio as well a return to more normalized weather patterns across our resort portfolio.    Increases were seen across all revenue categories.

Resort operating expenses, including labor and labor related expenses, retail and food and beverage cost of sales, power and utilities, and other expenses, were up $12.1 million, or 26.1%, for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016, primarily related to the addition of Hunter Mountain to our portfolio and associated costs related to improved revenue streams during the period.

Depreciation and amortization increased $2.2 million, or 29.1%, for the nine months ended January 31, 2017 compared the nine months ended January 31, 2016 as a result of the addition of Hunter Mountain to our portfolio.

General and administrative expenses increased $1.6 million, or 52.6%, for the nine months ended January 31, 2017 compared the nine months ended January 31, 2016 primarily driven by an increase in professional fees related to incremental legal costs and public company expenses as well as from an increase in salary expense due to the adoption of the AIP bonus program.

Real estate and other taxes increased $0.2 million, or 13.5%, for the nine months ended January 31, 2017 compared the nine months ended January 31, 2016 as a result of the addition of Hunter Mountain to our portfolio.

During the nine months ended January 31, 2016, the company’s Mad River Mountain resort burned down due to a fire, resulting in a gain on involuntary conversion during the period.  The same period in the current year did not have any involuntary conversions.

The increase in interest expense of $1.4 million for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016 was primarily a result of the additional debt associated with our Hunter Mountain acquisition as well as additional borrowings associated with our Royal Banks of Missouri line of credit and EPR bridge loan financing.

Income tax benefit decreased $1.5 million as a result of a decrease in the loss before income tax benefit of $4.1 million for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016.

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).   The following table includes a reconciliation of Reported EBITDA to net loss (in thousands):

	Three months ended		Nine months ended
	January 31		January 31
	2017	2016(1)	2017	2016(1)

Net earnings (loss)	$8,165	$3,700	$(7,721)	$(10,267)
Income tax expense (benefit)	5,346	2,415	(5,056)	(6,564)
Interest expense, net	3,289	2,802	9,493	8,080
Depreciation and amortization	3,209	2,558	9,642	7,471
Investment income	(1)	-	(4)	(4)
Gain on involuntary conversion	-	(195)	-	(195)
Gain on sale/leaseback	(84)	(84)	(250)	(250)
	$19,924	$11,196	$6,104	$(1,729)

(1)	Effective January 6, 2016, we acquired the Hunter Mountain ski resort. The results of operations of Hunter Mountain have been included in the reconciliation since the date of the acquisition.

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

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. At the beginning of fiscal 2017, the Company experienced lower than normal liquidity levels.  The weather during the 2015/2016 ski season was unfavorably warm, which resulted in fewer ski days and lower profitability for the Company.  We had $33.9 million of cash and cash equivalents at January 31, 2017 compared to $5.4 million at April 30, 2016.  Cash of $2.1 million was provided from operating activities during the nine months ended January 31, 2017 compared to $8.1 million of cash provided from the nine months ended January 31, 2016 due to the increase in aged accounts payable during the first nine months of fiscal 2016 as a result of the liquidity issues during that period described above. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters of our fiscal year. We currently anticipate that cash flow from operations will continue to provide a significant source of our future cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued operating cash flows (primarily those generated in our third and fourth fiscal quarters) and current cash reserves.

As described in more detail in “—Significant Uses of Cash,” the USCIS approved the first I-526 Petition submitted by an investor in the Company’s EB-5 program, upon which the $52.0 million raised in the EB-5 offering was released from escrow. The Company was reimbursed in full for the approximately $15.0 million of operating cash that the Company had used to begin construction on the West Lake Water Project. In addition, on November 2, 2016, the Company completed the Private Placement with the Investor pursuant to which it issued to the Investor 20,000 Shares of Preferred Stock and Warrants in exchange for $20.0 million. These actions have significantly strengthened the liquidity position of the Company and are discussed in more detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-term debt at January 31, 2017 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities with EPR, our primary lender as follows (dollars in thousands):

	(Unaudited) January 31, 2017	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.10% at January 31, 2017 and April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at January 31, 2017 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments (1.0% at January 31, 2017); remaining principal and interest due on December 27, 2021	30,000	-
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments (1.0% at January 31, 2017); remaining principal and interest due on December 27, 2021	21,500	-
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.0% at January 31, 2017 and April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in principal and interest payment at prime plus 1.0% (4.75% at January 31, 2017); remaining principal and interest due on February 6, 2020	10,000	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at January 31, 2017 and 10.56% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,472	3,612
Other debt	2,964	3,231

Less unamortized debt issuance costs	(5,666)	(1,903)

	176,432	119,102
Less: current maturities	2,453	759
	$173,979	$118,343

Debt Restructure

On November 10, 2014, in connection with our initial public offering, we entered into a Restructure Agreement (the “Restructure Agreement”) with certain affiliates of EPR, providing for the (i) prepayment of approximately $75.8 million of formerly non-prepayable debt secured by the Crotched Mountain, Attitash, Paoli Peaks, Hidden Valley and Snow Creek

resorts and (ii) retirement of one of the notes associated with the future development of Mount Snow (the “Debt Restructure”). On December 1, 2014, we entered into various agreements in order to effectuate the Debt Restructure, as more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2014 and below (collectively, the “Debt Restructure Agreements”).  Pursuant to the Debt Restructure, we paid a defeasance fee of $5 million to EPR in addition to the consideration described below.

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

  The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the three and nine months ended January 31, 2017.

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

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement, the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to, (i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million. The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of January 31, 2017, the Company is in compliance with all debt covenants.

Under the terms of the Master Credit Agreement and pursuant to the Master Cross Default Agreement, as amended, the occurrence of a change of control is an event of default. A change of control will be deemed to occur if (i) within two years after the effective date of the Hunter Mountain Credit Agreement, the Company’s named executive officers (Messrs. Timothy Boyd, Stephen Mueller and Richard Deutsch) cease to beneficially own and control less than 50% of the amount of the Company’s outstanding voting stock that they own as of the effective date of the Master Credit Agreement, or (ii) the Company ceases to beneficially own and control less than all of the outstanding shares of voting stock of those subsidiaries which are borrowers under the Master Credit Agreement.  Other events of default include, but are not limited to, a default on other indebtedness of the Company or its subsidiaries.

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

 The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.  During the first two quarters of fiscal year 2017, the company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of January 31, 2017, the Company is in compliance with all debt covenants.

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

Line of Credit / Royal Banks of Missouri Debt

The remaining $15.0 million of the Hunter Mountain acquisition price was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. The Company drew an additional $0.5 million to pay closing costs.  On July 20, 2016, the Company borrowed an additional $1.75 million under the Line of Credit Agreement for working capital purposes.  Additionally, on August 5, 2016, the Company borrowed the remaining $2.75 million under the Credit Agreement for working capital purposes, bringing the total principal amount borrowed under the Line of Credit Agreement to $20.0 million.

The Line of Credit Agreement provides for a 12-month line of credit for up to $20.0 million to be used for acquisition purposes and working capital of up to 5.0% of the acquisition purchase price, subject to the Company’s ability to extend the line of credit for up to an additional 12-month period upon the satisfaction of certain conditions. In connection with entry into the Line of Credit Agreement, the Company executed a promissory note (the “Initial Line of Credit Note”) in favor of Royal Banks of Missouri, pursuant to which the initial amounts borrowed under the Line of Credit Agreement matured on December 22, 2016 and January 6, 2017 and were repaid or converted, as described in the paragraph below. The additional $1.75 million borrowed by the Company on July 20, 2016 was borrowed pursuant to the terms of the Initial Line of Credit Note.  The remaining $2.75 million drawn under the Line of Credit Agreement on August 5, 2016 was borrowed pursuant to a second promissory note executed by the Company on August 5, 2016 (the “Second Line of Credit Note”), maturing on August 5, 2017.

On December 15, 2016 and January 5, 2017, the Company repaid $0.5 million and $5.0 million, respectively, of the total amount outstanding under the Line of Credit Agreement with proceeds from the Private Placement. On January 6, 2017, pursuant to the terms of the Line of Credit Agreement, the Company elected to convert $10.0 million of the outstanding amount to a term loan (included in the table above as the “Royal Banks of Missouri Debt”). The terms of the Royal Banks of Missouri Debt are evidenced by a promissory note in favor of Royal Banks of Missouri in the principal amount of $10.0 million, dated as of January 6, 2017 (the “Royal Banks Note”).

The Royal Banks of Missouri Debt bears interest at the prime rate plus 1.0% per annum. The Royal Banks Note matures on January 6, 2020. Except in the case of default, the Company may prepay the Royal Banks of Missouri Debt without penalty. From and after maturity of the Royal Banks Note and in the case of any default, interest on the unpaid principal and interest shall accrue at an annual rate equal to five percentage points over the rate of interest otherwise payable on outstanding amounts. Events of default under the Royal Banks Note include any default under the terms of the Line of Credit Agreement.

The Royal Banks Note is subject to the terms and conditions set forth in the Line of Credit Agreement, as described herein.

As of January 31, 2017, a total of $4.5 million remained outstanding under the Line of Credit Agreement, which includes $1.75 million borrowed pursuant to the terms of the Initial Line of Credit Note and $2.75 million borrowed pursuant to the Second Line of Credit Note. The remaining line of credit debt is included as a current liability given the initial 12-month term.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at January 31, 2017 was 4.75% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis.  The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment restrictions as the Master Credit Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.     As of January 31, 2017, the Company is in compliance with all debt covenants.

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

West Lake Water Project and Carinthia Ski Lodge EB-5 Debt

The Company established two affiliate limited partnerships of Mount Snow, Carinthia Group 1, L.P. and Carinthia Group 2, L.P. (collectively, the ‘‘Partnership’’), to operate two Mount Snow development projects funded by $52.0 million raised by the Partnership pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program. The EB-5 program is discussed in more detail in “—Significant Uses of Cash” below. Mount Snow GP Services LLC, a wholly owned subsidiary of Mount Snow, Ltd. (wholly owned by the Company), serves as the general partner for the Partnership. The Company has evaluated the Partnership under Accounting Standards Codification 810, “Consolidations” (“ASC 810”), and determined the Partnership does not require consolidation because the Company does not have a variable interest in the Partnership.

The Mount Snow development projects include: (i) the West Lake Water Project, which includes the construction of a new water storage reservoir for snowmaking; and (ii) the Carinthia Ski Lodge Project, which includes the construction of a new skier service building. In December 2016, the first I-526 petition submitted by an investor in the EB-5 Program was approved, and the $52.0 million was released from escrow to the Partnership. Upon release of the EB-5 Program funds, the Company was reimbursed in full for the approximately $15.0 million that the Company had invested in the construction of the Mount Snow development projects while awaiting release of the funds. The remaining $36.5 million is included in long-term asset restricted cash, construction, due to the earmark associated with the Mount Snow development project.

Mount Snow, Ltd. formed West Lake Water Project LLC and Carinthia Ski Lodge LLC, each wholly owned by Mount Snow, Ltd., to manage the construction of the West Lake Water Project and Carinthia Ski Lodge Project, respectively.

Pursuant to the terms of the EB-5 Program, the Partnership is obligated to invest or loan the funds raised from its EB-5 investors in or to a business carrying on a commercial venture. In accordance with these requirements, on December 27, 2016, the Partnership entered into a loan agreement with West Lake Water Project LLC providing West Lake Water Project LLC a line of credit of up to $30.0 million (the “West Lake Loan Agreement”) to be used in the construction of the West Lake Water Project. In connection with entry into the West Lake Loan Agreement, West Lake Water Project LLC executed a line of credit note in favor of the Partnership in the amount of $30.0 million (the “West Lake Note”). The debt owed pursuant to the West Lake Loan Agreement and West Lake Note is included in the table above as the “West Lake Water Project EB-5 Debt.”

 Also on December 27, 2016, the Partnership entered into a loan agreement with Carinthia Ski Lodge LLC providing Carinthia Ski Lodge LLC a line of credit of up to $22.0 million (the “Carinthia Lodge Loan Agreement”) to be used in the construction of the new Carinthia skier service building. In connection with entry into the Carinthia Lodge Loan Agreement, Carinthia Ski Lodge LLC executed a line of credit note in favor of the Partnership in the amount of $22.0 million (the “Carinthia Lodge Note”). The debt owed pursuant to the Carinthia Lodge Loan Agreement and Carinthia Lodge Note is included in the table above as the “Carinthia Ski Lodge EB-5 Debt.” Amounts borrowed pursuant to the EB-5 Loan Agreements, as defined below, can be used only for construction of the West Lake Water Project and Carinthia Ski Lodge Project.

The terms of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement (together, the “EB-5 Loan Agreements”) and the West Lake Note and Carinthia Lodge Note (together, the “EB-5 Notes”) are identical. Amounts outstanding under the EB-5 Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default, amounts outstanding shall bear interest at the rate of 5.0% per annum, subject to the extension increases. Events of default under the EB-5 Loan Agreements include failure to make payments due; breaches of covenants, representations and warranties; incurrence of certain judgments and liens against the borrowers or assets; assignments or notice of bulk sales of assets on behalf of creditors; commencement of bankruptcy or dissolution proceedings; and cessation of the West Lake Water Project or Carinthia Ski Lodge Project prior to completion.

For so long as amounts under the EB-5 Loan Agreements are outstanding, the borrowers are restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing and of the properties or assets financed with the loan proceeds; selling equity interests to any person other than the Company; merging; and making loans to or investing in affiliates or other persons.

The borrowers under the EB-5 Notes are prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 investor limited partners’ ability to be admitted to the U.S. via the EB-5 Program.

As a condition to entry into each of the EB-5 Loan Agreements, the Company executed guaranties of collection (the
“EB-5 Guaranties”) with respect to each of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement pursuant to which the Company unconditionally guaranteed all amounts due under the EB-5 Notes owed to the Partnership. Pursuant to the terms of the EB-5 Guaranties, which are guaranties of collection rather than payment, in the event the borrowers under the EB-5 Loan Agreements fail to make any payments due, or upon the acceleration of payments due, the lenders must exhaust any and all legal remedies for collection against the borrowers before proceeding against the Company.

Bridge Loan Financing

On September 1, 2016, the Company entered into the Master Credit and Security Agreement with EPR (the “Bridge Loan Agreement”) pursuant to which EPR agreed to loan up to $10.0 million to the Company for working capital purposes, subject to certain conditions and adjustment as provided in the Bridge Loan Agreement and as previously disclosed. Amounts borrowed pursuant to the Bridge Loan Agreement were evidenced by a promissory note (the “Bridge Loan Note”), also dated as of September 1, 2016. The Company borrowed a total of $5.5 million under the Bridge Loan Agreement and Bridge Loan Note. The total outstanding balance and all interest due was repaid by the Company upon receipt of the proceeds from the Private Placement, as defined in Note 5, which closed on November 2, 2016.

Nine Months Ended January 31, 2017 Compared to the Nine Months Ended January 31, 2016

Cash of $2.1 million was provided by operating activities in the first nine months of fiscal 2017, a decrease of $6.0 million when compared to the $8.1 million provided by the first nine months of fiscal 2016.  The decrease was mainly driven by the increase of aged accounts payable during the first nine months of fiscal 2016 as a result of the liquidity issues described herein. In addition, our net loss was $2.5 million lower during the first nine month of fiscal 2017 due to a return of more normalized weather patterns during the period compared to the same period in the prior year.

Cash of $13.6 million was provided by investing activities in the first nine months of fiscal 2017, an increase of  $81.6 million when compared to the $68.0 million used in the first nine months of fiscal 2016.   The increase during the first nine months of fiscal 2017 was driven by the release of $15.0 million of escrow funds received as reimbursement for the Company’s initial spending on the West Lake Water Project described below.  In addition, during the same period in fiscal 2016, the Company had acquired Hunter Mountain for a net cash impact of $33.2 million as well as spending $11.5 million more on property additions.   Lastly, the prior year increase in restricted cash was mainly a result of the EB-5 funds being deposited in fiscal year 2016.

Cash of $12.7 million was provided by financing activities in the first nine months of fiscal 2017, a decrease of  $41.8 million when compared to the $54.5 million provided by financing activities in the first nine months of fiscal 2016.  The decrease primarily related to the proceeds from the loans associated with the Hunter Mountain acquisition, the EB-5 investor funds being released from escrow and capital lease borrowings in fiscal 2016, offset by dividend payments. The increases from fiscal 2016 were also offset by the proceeds from the Private Placement, which was completed during the period.   Additionally, during the nine months ended January 31, 2017, the Company borrowed funds pursuant to the Bridge Loan Agreement and Bridge Loan Note, which were subsequently repaid in full from the Private Placement proceeds, and the EB-5 program funds were released from escrow, upon which wholly owned subsidiaries of Mount Snow, Ltd. (a wholly owned subsidiary of the Company) received funds pursuant to the West Lake Loan Agreement and Carinthia Lodge Loan Agreement.

Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for the first nine months of fiscal 2016 were approximately $16.6 million compared to $5.1 million in fiscal 2017.  The increase in the previous year was related to spending on the West Lake Water Project.    There are no major capital expenditure projects for fiscal 2017 anticipated, other than continued work on the West Lake Water Project now that we have broken escrow of the EB-5 program funds. We currently plan to use cash on hand and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.  The Company also sold shares of Series A Preferred Stock and Warrants pursuant to the Private Placement to meet long term liquidity needs.

As part of the acquisition of Hunter Mountain discussed in “Recent Events” above, we assumed $1.7 million related to six capital leases.  The leases were used to finance equipment throughout the resort.  The leases expire during the current fiscal year through 2020, with payments being required only during the peak ski season.  Annual lease expenses are $0.4 million in 2017, $0.4 million in 2018, $0.3 million in 2019, and $0.3 million in 2020.

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

As of January 31, 2017,  we had  $4.2 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We intend to continue to fund our Mount Snow development by raising funds under the Immigrant Investor Program administered by the USCIS pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas also are set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Immigrant Investor Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’). The regional center pilot program was recently extended and is set to expire on April 28, 2017.  Both the Senate and House leadership have been working on reforms to the program and various bills have been proposed.      We do not expect this process to have a negative effect on our current EB-5 program.  We refer to the Immigrant Investor Program and the regional center pilot program herein as the ‘‘EB-5 program.’’

We have established the Partnership to operate within a TEA within the State of Vermont Regional Center.  The Company has evaluated the Partnership under ASC 810 and determined the Partnership does not require consolidation because the Company does not have a variable interest in the Partnership. The Partnership raised $52.0 million by offering units in the Partnership to qualified EB-5 investors primarily located in China, Taiwan, Vietnam and certain countries in the Middle East for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 program rules. The funds will be used to finance the development of two capital projects at Mount Snow—the West Lake Water Project and the Carinthia Ski Lodge Project. The West Lake Water Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment. The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, a new three-story, approximately 36,000-square foot skier service building located at the base of the Carinthia slopes. Carinthia Ski Lodge will include a restaurant, cafeteria and bars with seating for over 600 people, a retail store, convenience store and sales center for lift tickets and rentals. The anticipated overall cost of the Projects is $66.0 million, of which $52.0 million will be funded with the proceeds from the EB-5 offering. The remaining $14.0 million has been provided by Mount Snow with investments in land, snow gun installations, and improved snowmaking technology.

Once the Partnership accepted an EB-5 investor’s funds, the investor was required to file a petition (“I-526 Petition”) with the USCIS seeking, among other things, approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. The $52.0 million in total investments were held in an escrow account and were not released until the USCIS approved the first I-526 Petition filed by an investor in the Partnership, which occurred in December 2016.  Upon receipt of this approval, the $52.0 million was released from escrow to the Partnership.

Pursuant to the rules and regulations governing the EB-5 program, the Partnership is obligated to invest or loan the funds raised from its EB-5 investors in or to a business carrying on a commercial venture. In accordance with these requirements, on December 27, 2016, the Partnership entered into the West Lake Loan Agreement and Carinthia Lodge Loan Agreement, which are more fully described in “—Significant Sources of Cash.”

We estimate that the West Lake Water Project will be substantially completed in advance of the 2017-2018 ski season, and the Carinthia Lodge Project substantially completed in advance of the 2018-2019 ski season.

Due to the delay on the first investor’s I-526 Petition to be approved by the USCIS, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season, the Company’s board of directors decided it was not prudent to declare a dividend in the first three quarters of fiscal 2017.  The Company’s board of directors declared three cash dividends of $0.1375 each during the nine-month period ended January 31, 2016.  The dividends were payable on August 21, 2015, November 25, 2015 and February 24, 2016 to shareholders of record on July 10, 2015, October 13, 2015 and January 4, 2016, respectively.

On February 15, 2017, the Company’s board of directors declared a cash dividend of $0.07 per share payable on March 10, 2017 to shareholders of record on February 27, 2017. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations

 On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all existing loan terms.  Debt owed to EPR as of January 31, 2017 was $93.2 million, excluding the debt to fund the Hunter Mountain acquisition described below.  The interest rate on this debt is subject to fluctuation, but the interest rate can only be increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.15 million.

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

 On January 6, 2017, the Company elected to convert $10.0 million of the outstanding amount under the Line of Credit Agreement to a term loan evidenced by the Royal Banks Note, all of which remained outstanding at January 31, 2017. This amount outstanding under the Royal Banks Note and $1.75 million of the total outstanding debt that remains outstanding as of January 31, 2017 under the Initial Line of Credit Note entered into pursuant to the Line of Credit Agreement accrues interest at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.    If interest rates increased 1% on these non-capped variable debt instruments, the additional interest cost to the Company would be approximately $0.11 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The sale and issuance of the Series A Preferred Stock and the Warrants to the Investor at the closing of the Private Placement, and the issuance of shares of common stock upon exercise and conversion thereof, have been determined to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Disclosure of this sale of unregistered securities was previously made in our Current Reports on Form 8-K filed on August 23, 2016 and November 8, 2016, each of which is incorporated herein by reference.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)

Mount Snow, Ltd. (a wholly owned subsidiary of the Company) established two affiliate partnerships, Carinthia Group 1, L.P. and Carinthia Group 2, L.P. (collectively, the ‘‘Partnership’’), to operate two Mount Snow development projects funded by $52.0 million raised by the Partnership pursuant to the U.S. government’s EB-5 program. Mount Snow GP Services LLC, a wholly owned subsidiary of Mount Snow, Ltd., serves as the general partner for the Partnership.  A more detailed description of the EB-5 program is included in “Part I. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash,” which description is incorporated herein by reference.  The Company has evaluated the Partnership under ASC 810 and determined the Partnership does not require consolidation because the Company does not have a variable interest in the Partnership.

Mount Snow, Ltd. also formed West Lake Water Project LLC and Carinthia Ski Lodge LLC, each wholly owned by Mount Snow, Ltd., to manage the construction of the West Lake Water Project and Carinthia Ski Lodge Project, respectively.

Pursuant to the terms of the EB-5 Program, the Partnership is obligated to invest or loan the funds raised from its EB-5 investors in or to a business carrying on a commercial venture. In accordance with these requirements, on December 27, 2016, the Partnership entered into the West Lake Loan Agreement, and West Lake Water Project LLC executed the West Lake Note in favor of the Partnership, providing West Lake Water Project LLC with a line of credit of up to $30.0 million to be used in the construction of the West Lake Water Project. Also on December 27, 2016, the Partnership entered into the Carinthia Lodge Loan Agreement, and Carinthia Ski Lodge LLC executed the Carinthia Lodge Note in favor of the Partnership, providing Carinthia Ski Lodge LLC with a line of credit of up to $22.0 million to be used in the construction of the Carinthia skier service building.

The terms of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement (together, the “EB-5 Loan Agreements”) and the West Lake Note and Carinthia Lodge Note (together, the “EB-5 Notes”) are identical. Amounts outstanding under the EB-5 Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default, amounts outstanding shall bear interest at the rate of 5.0% per annum, subject to the extension increases. Events of default under the EB-5 Loan Agreements include failure to make payments due; breaches of covenants, representations and warranties; incurrence of certain judgments and liens against the borrowers or assets; assignments or notice of bulk sales of assets on behalf of creditors; commencement of bankruptcy or dissolution proceedings; and cessation of the West Lake Water Project or Carinthia Ski Lodge Project prior to completion.

For so long as amounts under the EB-5 Loan Agreements are outstanding, the borrowers are restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing and of the properties or assets financed with the loan proceeds; selling equity interests to any person other than the Company, merging; and making loans to or investing in affiliates or other persons.

The borrowers under the EB-5 Notes are prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 investor limited partners’ ability to be admitted to the U.S. via the EB-5 Program.

As a condition to entry into each of the EB-5 Loan Agreements, the Company executed guaranties of collection (the “EB-5 Guaranties”) with respect to each of the West Lake Loan Agreement and Carinthia Lodge Loan Agreement pursuant to which the Company unconditionally guaranteed all amounts due under the EB-5 Notes owed to the Partnership. Pursuant to the terms of the EB-5 Guaranties, which are guaranties of collection rather than payment, in the event the borrowers under the EB-5 Loan Agreements fail to make any payments due, or upon the acceleration of payments due, the lenders must exhaust any and all legal remedies for collection against the borrowers before proceeding against the Company.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended January 31, 2017.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: March 9, 2017		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: March 9, 2017		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Warrant No. 1 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.2	Warrant No. 2 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.3	Warrant No. 3 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
10.1

Waiver and Amendment of Securities Purchase Agreement, dated as of November 2, 2016, by and between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.2

Registration Rights Agreement, dated as of November 2, 2016, between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.3

Stockholders’ Agreement, dated as of November 2, 2016, among Peak Resorts, Inc., Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch and CAP 1 LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.4

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of January 6, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).

10.5	Peak Resorts, Inc. Annual Incentive Plan Document (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).
10.6	Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower.
10.7	Non-Revolving Line of Credit Note from West Lake Water Project LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016.
10.8

Guaranty of Collection, dated as of December 27, 2016, from Peak Resorts, Inc. to Carinthia Group 1, L.P. and Carinthia Group 2, L.P with respect to the Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower.

10.9	Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower.
10.10	Non-Revolving Line of Credit Note from Carinthia Ski Lodge LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016.
10.11

Guaranty of Collection, dated as of December 27, 2016, from Peak Resorts, Inc. to Carinthia Group 1, L.P. and Carinthia Group 2, L.P with respect to the Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document