Form 10-K
period 2017-04-30
Peak Resorts Inc
filed 2017-07-13
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

          (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017.

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

            Common Stock, $0.01 par value per share                                                    NASDAQ Global Market

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $50.1 million.

As of July 13, 2017,  13,982,400 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended April 30, 2017.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Form 10-K. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	availability of funds for capital expenditures and operations;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow and Hunter Mountain ski resorts;
•	our reliance on information technology;
•	our current dependence on our primary lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce;
•	our ability to avoid or recover from cyber and other security breaches and other disruptions; and
•	the securities markets.

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

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 14 ski resorts primarily located in the Northeast and Midwest, 13 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,860 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking, zip tours and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated 11 ski resorts since our incorporation in 1997, and we expect to continue executing this strategy.

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

Combined, our ski resorts generated approximately 1.7 million visits in the 2016/2017 ski season.  Despite unfavorable weather during the 2016/2017 ski season, we recorded record revenue of $123.2 million for fiscal 2017, an increase of 28.7% over fiscal 2016.  Revenue for fiscal 2017 was up from the prior year due to growth in visits and season pass sales, as well as the contribution of a full year of revenues from Hunter Mountain, which we acquired in January 2016. As the U.S. economy continues to improve, our resorts are well-positioned to benefit from increased consumer spending on leisure activities, and we expect to continue to increase our lift ticket prices and drive more skier visits to our resorts.

The U.S. ski industry is highly fragmented, with less than 15% of the 479 ski resorts being owned by companies with four or more ski resorts. We believe that our proven ability to efficiently operate multiple resorts as well as our track record of successful acquisitions has created our reputation in the marketplace as a preferred buyer. We believe that our extensive experience in acquiring ski resorts and investing in snowmaking, lifts and other skier services, as well as the synergies we create by operating multiple resorts, drives increased revenues and profitability. Our capabilities serve as a competitive advantage in sourcing and executing investment opportunities as sellers will often provide us a "first look" at opportunities outside of a broader marketing process, allowing us to expand both within our existing markets and into new markets.

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

New for the 2016/2017 ski season, the Company introduced the Peak Pass, a new season pass which features a total of six pass options valid at seven different mountain locations across four states in the Northeast. Participating resorts include Mount Snow in Vermont; Attitash, Wildcat and Crotched Mountains in New Hampshire; Hunter Mountain in New York; and Jack Frost and Big Boulder in Pennsylvania.  The Company believes the variety of each resort's on-mountain experience, as well as the proximity of these resorts, makes the Peak Pass a unique and affordable product for the vast majority of skiers and riders in the Northeastern U.S.

The following table summarizes key statistics relating to each of our resorts as of April 30, 2017:

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

On January 6, 2016, we completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”) pursuant to the terms of the Stock Purchase Agreement (the “Hunter Mountain Purchase Agreement”) with Paul Slutzky, Charles B. Slutzky, David Slutzky, Gary Slutzky and Carol Slutzky-Tenerowicz entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

A portion of the Hunter Mountain acquisition price was financed pursuant to the Master Credit and Security Agreement (the “Hunter Mountain Credit Agreement”) entered into between the Company and EPR Properties, the Company’s primary lender (“EPR”), on January 6, 2016. The remainder was financed with funds drawn on the Company’s line of credit with Royal Banks of Missouri pursuant to the Credit Facility, Loan and Security Agreement (the “Line of Credit Agreement”) between the Company and Royal Banks of Missouri, effective as of December 22, 2015. See Part II, Item

7A,“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” for additional information.

Private Placement and Financings

At the beginning of fiscal 2017, the Company experienced lower than normal liquidity levels. The unfavorably warm weather during the 2015/2016 ski season resulted in fewer ski days and lower profitability for the Company. Furthermore, the Company experienced unexpected delays in the release of funds raised pursuant to the U.S. government’s Immigrant Investor Program (the “EB-5 Program”), as more fully discussed in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources – Significant Uses of Cash,” to finance the development of two capital projects at our Mount Snow resort—the West Lake Water Project and the Carinthia Ski Lodge Project. We raised $52.0 million for the Mount Snow development projects, which was sitting in escrow pending the approval of the first program investor’s I-526 Petition, as defined herein, at the beginning of fiscal 2017.

Based on the timeline originally anticipated for approval of the first investor’s I-526 Petition and corresponding release of EB-5 Program funds from escrow, we commenced construction of the West Lake Water Project in the second half of calendar year 2015. Through the second quarter of fiscal 2017, we had funded approximately $15.0 million of the West Lake Water Project costs, for which we were reimbursed in full once the EB-5 Program funds were released from escrow in December 2016.

Due to our constrained liquidity position and delay in the release of EB-5 Program funds, the Company took a number of steps in fiscal 2017 to manage cash flow and improve the Company’s liquidity position. The Company borrowed additional funds for working capital and received significant capital in connection with a private placement, as discussed in more detail below. See Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” for additional information regarding the Company’s additional borrowings during fiscal 2017.

On August 22, 2016, the Company entered into the securities purchase agreement (the “Securities Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and three warrants (the “Warrants”) to purchase shares of the Company’s common stock, as follows: (i) 1,538,462 shares of common stock at $6.50 per share; (ii) 625,000 shares of common stock at $8.00 per share; and (iii) 555,556 shares of common stock at $9.00 per share. In order to close the Private Placement, the Company’s stockholders were required to approve amendments to the Company’s amended and restated articles of incorporation to provide for an increase in the number of authorized shares of common stock and authorize the creation of preferred stock. Pursuant to applicable rules of The Nasdaq Stock Market, the Company’s stockholders were also required to approve the issuance of the Series A Preferred Stock and the Warrants, as well as the issuance of shares of common stock upon the conversion of the Series A Preferred Stock and exercise of the Warrants pursuant to the terms of the Private Placement. The Company’s stockholders approved these matters on October 24, 2016 at the Company’s 2016 Annual Meeting of Stockholders. On November 2, 2016, the Company completed the sale and issuance of the Series A Preferred Stock and the Warrants to the Investor in the Private Placement.

The Securities Purchase Agreement grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the common stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the common stock for the ten trading days prior to the execution of the Securities Purchase Agreement; (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 Program with respect to Mount Snow and one investor’s application has been approved.  The Company’s right to require the additional purchase expires two years from the closing of the Private Placement.

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

The Company used approximately $5.5 million of the proceeds from the offering to pay down a portion of its outstanding debt. The remainder is intended to be used for working capital purposes.

On November 2, 2016, the board of directors appointed Rory A. Held to serve as a director of the Company upon the nomination of the Investor pursuant to the terms of the Stockholders’ Agreement and the recommendation of the Nominating and Corporate Governance Committee.

Capital Improvement Projects

As part of our mission to build value by investing in our current properties through expansions, new products, and amenities that will elevate our customers’ skiing and off-season experiences, we recently announced our intent to undertake two new capital improvement projects. We intend to apply for construction permits at Hunter Mountain to increase the resort’s skiable acreage by approximately 25-30%. The new area will feature a parking area and a detachable high speed chair lift and will consist of predominantly intermediate terrain. We are working to complete the project in time for the 2018/2019 ski season.

We also intend to apply for a permit to construct a zip tour at Hidden Valley in an effort to leverage underutilized capacity in the spring, summer and fall to generate additional sales and diversify Hidden Valley’s revenue base.  Our goal is to complete the project for use beginning in the fall of 2018.

Upon release of the EB-5 Program funds from escrow, as described above, we continued construction on the West Lake Water Project and Carinthia Ski Lodge Project at Mount Snow. The West Lake Water Project, expected to be completed prior to the 2017/2018 ski season, includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment. The Carinthia Ski Lodge Project, expected to be completed prior to the 2018/2019 ski season, includes the construction of Carinthia Ski Lodge, a new three-story, approximately 36,000-square foot skier service building located at the base of the Carinthia slopes. Carinthia Ski Lodge will include a restaurant, cafeteria and bars with seating for over 600 people, a retail store, convenience store and sales center for lift tickets and rentals.

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

In connection with the Debt Restructure, we entered into a Master Credit and Security Agreement with EPR containing additional terms and conditions governing our restructure debt with EPR, including restrictions on certain transactions and the payment of dividends and required financial covenants.    See Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” for additional information regarding the Company’s debt agreements in general and modifications to the Master Credit and Security Agreement.

Ski Industry

        The National Ski Areas Association (“NSAA”) Kottke National End of Season Survey (Preliminary Report) estimated the U.S. ski industry had approximately 54.7 million skier visits in the 2016/2017 ski season. The U.S. ski industry reported total skier visits of 52.8 million in the 2015/2016 ski season.  The NSAA Kottke National End of Season Survey (Preliminary Report) also reported that there were 479 ski resorts operating during the 2016/2017 ski season in the U.S. Given the consistency and strength of annual skier visits over the last 30 years as well as the state of the recovering economy, we believe that skier participation will remain strong in the coming years.

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

        An important statistic used to gauge the performance of companies operating within the ski industry is revenue per skier visit. The revenue per skier visit of our resorts for the 2007/2008 ski season (the first season subsequent to the Mount Snow and Attitash acquisitions) to the 2015/2016 ski season (the most current ski season for which data is available) increased at a compounded annual growth rate of 5.6% compared to an increase of 4.0% for the U.S. ski industry for the same period. Revenue per skier visit is calculated as total resort revenue divided by skier visits.

        The ski industry statistics stated in the foregoing sections have been derived from data published by the Kottke National End of Season Survey 2015/2016 and other industry publications, including those of the NSAA.

Revenue Components

We, like other day ski resorts and overnight drive ski resorts operators, earn our revenues in seven principal categories. In order of their contribution, they are: (i) lift and tubing tickets; (ii) food and beverage sales; (iii) equipment rentals; (iv) ski instruction; (v) hotel/lodging; (vi) retail; and (vii) summer activities. Each revenue center is discussed in more detail below:

	Year ended April 30,
	2017	2016	2015

Revenues
Lift and tubing tickets	$58,100	$45,541	$50,821
Food and beverage	23,078	15,816	18,927
Equipment rental	8,582	7,036	8,017
Ski instruction	8,562	6,580	7,242
Hotel/lodging	9,731	7,972	7,623
Retail	6,196	4,560	5,261
Summer activities	4,748	4,302	3,671
Other	4,252	3,922	3,296
	$123,249	$95,729	$104,858

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

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April.  The weather impact during the current ski season resulted in every resort except one having an earlier opening date compared to the prior ski season. The following tables illustrate the opening and closing dates for the 2012/2013 through 2016/2017 ski seasons for our 14 ski resorts:

-
Ski Resort	2012/2013 Open Dates	2013/2014 Open Dates	2014/2015 Open Dates	2015/2016 Open Dates	2016/2017 Open Dates
Attitash	Dec 7 - Apr 11	Dec 7 - Apr 6	Dec 6 - Apr 5	Dec 26 - Mar 27	Dec 26 - Apr 20
Alpine Valley	Dec 30 - Mar 3	Dec 28 - Mar 16	Dec 30 - Mar 22	Jan 3 - Mar 6	Dec 11 - Mar 17
Big Boulder	Nov 28 - Apr 20	Nov 14 - Apr 6	Nov 20 - Apr 19	Jan 2 - Mar 27	Nov 25 - Apr 9
Boston Mills	Dec 28 - Mar 10	Nov 29 - Mar 16	Jan 1 - Mar 22	Jan 4 - Mar 8	Dec 16 - Mar 19
Brandywine	Dec 29 - Mar 30	Dec 14 - Mar 16	Jan 2 - Apr 1	Jan 5 - Mar 11	Dec 16 - Mar 5
Crotched Mountain	Dec 1 - Apr 7	Nov 30 - Mar 30	Nov 28 - Apr 5	Dec 29 - Mar 20	Dec 10 - Apr 9
Hidden Valley	Dec 23 - Mar 17	Dec 14 - Mar 15	Jan 2 - Mar 8	Jan 10 - Mar 6	Dec 10 - Feb 20
Hunter Mountain (1)	—	—	—	Dec 13 - Mar 27	Nov 25 - Apr 9
Jack Frost	Dec 22 - Mar 31	Dec 7 - Mar 23	Dec 12 - Mar 29	Dec 26 - Mar 13	Dec 10 - Mar 19
Mad River	Dec 23 - Mar 17	Nov 30 - Mar 16	Dec 20 - Mar 22	Jan 2 - Mar 8	Dec 16 - Mar 19
Mount Snow	Nov 22 - Apr 21	Nov 15 - Apr 13	Nov 21 - Apr 19	Nov 26 - Apr 3	Nov 23 - Apr 16
Paoli Peaks	Dec 23 - Mar 10	Dec 14 - Mar 9	Dec 31 - Mar 8	Jan 4 - Mar 6	Dec 16 - Feb 20
Snow Creek	Dec 22 - Mar 17	Dec 14 - Mar 9	Dec 31 - Mar 8	Dec 31 - Mar 6	Dec 16 - Mar 5
Wildcat Mountain	Nov 22 - Apr 21	Nov 28 - Apr 27	Nov 9 - Apr 30	Nov 26 - Apr 24	Nov 24 - Apr 29

(1) Data for Hunter Mountain is included beginning in the 2015/2016 ski season, as we acquired the ski resort in January 2016.

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

        Our competition varies by geographical area. While we believe that our Midwestern ski resorts face only limited competition within their relative metropolitan markets, we are not the only day ski resorts or overnight drive ski resorts in our Northeastern and Southeastern markets (as defined by the NSAA). We compete with approximately 146 resorts in the Northeastern market and 46 resorts in the Southeastern market.

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

•We have a history of investing in targeted capital projects to increase profitability.  We are continuously evaluating our property-level performance and are committed to increasing our profitability. Many ski resort operators are unwilling to invest in improvements due to capital constraints and the perceived risk of such investments. Since 2008, we have invested $68.9 million throughout our portfolio in an effort to improve the profitability of our ski resorts through energy-efficient snowmaking machinery, high-speed/high-capacity lifts and additional features such as terrain parks and various other infrastructure investments. The costs of these improvements are significantly outweighed by the benefits realized, which include higher quality and less costly snow, shorter lift lines, terrain expansion and customer appreciation. We have found that the ability to transport customers up the mountain on high-speed chairlifts and to reduce lift lines not only attracts skiers and promotes a better skiing experience but also leads to higher restaurant and retail sales and increased customer satisfaction.

•We are an experienced and successful acquirer and integrator.  We have grown our Company significantly since inception by acquiring strategically located ski resorts with the potential for increased revenue growth and margin expansion. We have successfully acquired and integrated 11 ski resorts since 1997. We adhere to a disciplined acquisition strategy by pursuing opportunities at attractive acquisition prices that can create additional value through operational improvements and efficiencies. After acquiring a ski resort, we implement a strategic repositioning program designed during the underwriting process and integrate the resort into our portfolio. We believe that our track record for acquiring and integrating ski resorts makes us an industry leader and gives us a competitive advantage over other buyers.

•Our experienced senior management team is dedicated to providing a reliable and enjoyable ski experience.    Three of our senior executives have almost 60 years of combined experience owning, operating and acquiring ski resorts in the U.S. Since 1982, it has been our vision to offer a reliable and enjoyable skiing experience to our customers. As a result of this vision, our management team constantly strives to enhance and improve our snowmaking capabilities to ensure our ski resorts maintain high-quality snow throughout the season. In addition, our management team strives to provide our ski resorts with a full range of amenities to augment our customers' overall skiing experience.

•Overnight drive and day ski resorts experience lower sensitivity to the economy.  We believe our portfolio provides more attractive risk-adjusted returns than overnight fly resorts due to the stability in our visits. Furthermore, we believe that customers are more likely to visit overnight drive and day ski resorts during an economic downturn as compared to other higher cost overnight fly ski resorts, resulting in less sensitivity to downturns in the economy. The revenue per skier visit of our resorts from the 2007/2008 ski season (the first season subsequent to the Mount Snow and Attitash acquisitions) to the 2015/2016 ski season (the most current ski season for which data is available) increased at a compounded annual growth rate of 5.6% compared to an increase of 4.0% for the U.S. ski industry for the same period.

•The ski industry possesses high barriers to entry.  A limited number of ski resorts have been developed in the past 30 years. Skiable land is scarce and demanding to develop due to the difficulty in aggregating suitable terrain, obtaining government permitting, resolving accessibility issues and addressing heightened environmental concerns. Operating a ski resort requires a high level of expertise and strict regulatory and environmental compliance. Additionally, many resorts have built significant customer loyalty and brand awareness over multiple generations, which can be difficult for a new entrant to overcome. These factors have contributed to the number of ski resorts decreasing 35%, from 735 in 1984 to 479 in 2017 as smaller, poorly capitalized resorts have been unable to compete effectively. With our large existing portfolio, proven capital investment strategy and strong customer loyalty, we believe our Company is competitively well-positioned.

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

•Management’s and stockholders’ interests are aligned.  Our management team owns approximately 16% of our outstanding shares. We believe that this substantial ownership position aligns the interest of our operating team with that of our new stockholders.

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

Employees

        We, together with our operating subsidiaries, currently employ approximately 600 year-round employees. During the height of our ski season, we employ approximately 6,200 seasonal employees.

Availability of Information

Our principal executive offices are located at 17409 Hidden Valley Drive, Wildwood, Missouri 63025, telephone (844) 513-7325. We maintain a website at www.peakresorts.com. We make available on our website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we file these reports with the SEC. Reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

        Our resort operations are highly seasonal. Although the air temperatures and timing and amount of snowfall can influence the number and type of skier visits, the majority of the skier visits are from mid-December to early April. Accordingly, during the past two fiscal years, we generated, on average, 87.6 % of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2016/2017 ski season, we generated 30.8% of our revenues on weekends and 23.9% of our revenues during these three major holiday periods. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year, as a result of the seasonality of our business. Operating results for any three-month period are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year.

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

        We declared our first quarterly cash dividend on our common stock in January 2015 and continued to declare quarterly dividends through January 2016 at a quarterly rate of $0.1375 per share. The board made the decision in April 2016 that it would not be prudent to declare a dividend due to lower cash levels primarily caused by the delay in approval of our EB-5 Program, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season.  Additionally debt covenant compliance restricted the Company from being able to declare dividends during a portion of fiscal 2017.  Though the board approved the reinstatement of the dividend in February 2017 at the lower quarterly rate of $0.07 per share, we cannot assure you that this dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations.

Furthermore, from and after the date that is nine months from the date of issuance, cumulative dividends shall accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  The Series A Preferred Stock held by the Investor was issued on November 2, 2016, and as such, the Investor will be due such cumulative dividends beginning August 2, 2017.  Pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, all accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027, the Company is prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.

The board may also suspend the payment of dividends on common stock at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our stock may depreciate in value.

         Our ability to declare and pay dividends is dependent on cash flow generated by our subsidiaries because we are a holding company.

        We are a holding company with no operations. Our subsidiaries own most of the assets that will generate income. Therefore, our ability to declare and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, distribution or otherwise. Our subsidiaries may not be able or permitted to make distributions to enable us to make dividend payments in respect of our common stock. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In addition, any future financing or other arrangements that our subsidiaries enter into could limit their ability to make distributions to us. In addition, the Master Credit Agreement, as modified by the Modification Agreement, limits certain of our subsidiaries' ability to make distributions to us in the event of a default, or if the Company's

Consolidated Fixed Charge Coverage Ratio falls below 1.25:1.00. In the event that we do not receive distributions from our subsidiaries, we may be unable to make dividend payments on our common stock.

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

The integration of acquired businesses may result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

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

        Our success depends to a significant extent upon the performance and continued service of our key management team which includes Timothy Boyd, our President and principal executive officer, Stephen Mueller, our Vice President and principal financial officer, and Richard Deutsch, our Vice President in charge of business and real estate development. The loss of the services of this management team and the failure to develop and maintain an adequate succession plan could have a material adverse effect on our business and operations because of Messrs. Boyd's, Mueller's and Deutsch's specific and unique knowledge of acquiring and operating multiple ski resorts, including day ski resorts and overnight drive ski resorts.

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

        Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources (either directly or through third parties), which requires significant capital expenditures. Capital expenditures for fiscal 2017 were approximately $8.6 million. To the extent that we are unable to obtain the funds necessary to maintain and grow our business with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

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

         The high fixed cost structure of ski resort operations can result in significantly lower operating income if revenues decline.

        The cost structure of ski resort operations has a significant fixed component with variable expenses including, but not limited to, resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our operating income, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation, fuel, and other expenses included in our fixed cost structure may also reduce our margins, profits and cash flows.

         We generate a significant portion of our annual revenues from Mount Snow and Hunter Mountain. Conditions or events that could negatively impact Mount Snow or Hunter Mountain could have a material adverse effect on our financial condition and results of operations.

        Revenue generated from Mount Snow and Hunter Mountain in fiscal 2017 represented approximately 55.1% of our total fiscal 2017 revenues. Mount Snow and Hunter Mountain, like our other resorts, are subject to various risks such as those described in this “Risk Factors” section, including natural disasters, changes in consumer leisure tastes, competition from other area ski resorts, decreased water supply and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow and Hunter Mountain would have a material adverse effect on our financial condition and results of operations.

Cancellation of or modifications to the Immigrant Investor Program, or our failure to successfully raise capital under the program's guidelines, could adversely affect our ability to execute our growth strategy and improve our resorts.

We intend to continue to fund our Mount Snow development by raising funds under the Immigrant Investor Program, referred to herein as the EB-5 Program, administered by the United States Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and Nationality Act, as more fully discussed herein. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. Congress has allocated 10,000 immigrant visas (‘‘EB-5 Visas’’) per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a new commercial enterprise that generates jobs.

The majority of EB-5 investors, and therefore EB-5 Visa recipients, are from China.    Recently, the demand for the annual allocation of the EB-5 Visas has exceeded the supply, and nationals of China are now subject to lengthy waiting periods for such visas. These waiting periods could exceed five to ten years. Furthermore, raising funds pursuant to EB-5 Programs could become significantly more difficult if primary EB-5 investor markets in Asia are impacted by an economic downturn or military conflict, or if the United States government continues to subject EB-5 investor green card applicants to lengthy adjudications.

In addition, the EB-5 Program has been extended by Congress until September 30, 2017 for new programs. The continuity of the EB-5 Program is dependent on future action by lawmakers. For several years, the EB-5 Program has been extended for temporary periods only and not made permanent by Congress. Congress may continue to approve the EB-5 Program for only temporary periods and/or may materially modify aspects of the EB-5 Program that would make it unfeasible for the Company to rely on EB-5 financing for future development.

We cannot guarantee that we will be able to successfully raise additional sufficient funds under the EB-5 Program in order to implement future plans to improve our resorts. In this case, conventional financing options, such as loans, may prove too costly or may not be available, which could result in cancellation of our development and improvement plans and have a material adverse effect on our business.

         We lease all or some of the land underlying certain of our resorts from third parties.

        We lease some or all of our property at Paoli Peaks and Mad River from third parties. Our lease at Paoli Peaks terminates in 2078 and our lease at Mad River terminates in 2034. Combined, these resorts contributed 5.4% of our total revenues for the year ended April 30, 2017. A termination of any of these leases could negatively impact our results of operations.

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

         EPR has an option to purchase, or assume our leases relating to, certain of our ski resorts. If EPR exercises this option, we would incur significant tax obligations.

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

        In fiscal year 2016, management hired a consulting firm to assist us in our evaluation and implementation of an internal control structure to comply with the SEC rules for implementing Section 404 of the Sarbanes-Oxley Act.  The Company continued working with our consultant in fiscal year 2017.  We, as management, are required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Our independent registered public accounting firm, however, is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further, we may take advantage of other accounting and disclosure related exemptions afforded to "emerging growth companies" from time to time. If we are unable to establish and maintain effective internal controls, our financial condition and operating results could be adversely affected.

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

The Investor and its affiliates currently own approximately 10.0% of our shares of common stock and, assuming the conversion of the Series A Preferred Stock and exercise of the Warrants, would own 36.7% of our shares of common stock.  Additional pre-emptive rights and rights of first offer in the documents governing the Private Placement help the Investor to maintain its ownership position.  Holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock.  As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation governing the Series A Preferred Stock, the Series A Preferred Stock generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027.  The Stockholders’ Agreement  executed by the Company, the Investor and the management stockholders in connection with the closing of the Private Placement also requires, that, so long as the Investor beneficially owns, on an as-converted basis, at least 11.4% of the outstanding  equity securities of the Company,  the Investor’s approval is required in order for the Company or any subsidiary to (i) materially change the nature of its business from owning, operating and managing ski resorts or (ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries, or (iii) agree to do any of the foregoing.

Last, the Stockholders’ Agreement grants to the Investor the right to nominate a director so long as it beneficially owns, on an as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee.  Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the Investor may differ from the interests of our security holders as a whole or of our other directors.

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

Provisions in our amended and restated articles of incorporation, our amended and restated bylaws and Missouri law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated articles of incorporation approved by stockholders in connection with the Private Placement, our amended and restated bylaws and Missouri law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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
•

Existing provisions of our governing documents, including the limitations on director removal, the threshold vote required for stockholders to call a special meeting of the stockholders or act by written consent, the advance notice required for stockholder proposals and director nominations, the limitations on the increase in the number of directors and the inability of stockholders to amend the bylaws, may have anti-takeover effects.

•

Similarly, applicable provisions of Missouri law, such as the business combination and control share acquisition statutes, may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of us or changing our board of directors and management. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control of us or in our management.

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

        Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch, three named executive officers, own approximately 16% of our outstanding common stock. Furthermore, as the holder of our Series A Preferred Stock, the Investor is entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the common stockholders. On an as-converted basis, the Investor would own approximately 36.7% of the common stock. As a result, the management stockholders together with the Investor will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

        We may take advantage of these disclosure exemptions until we are no longer an "emerging growth company." We could be an emerging growth company until the last day of the fiscal year in which the Company celebrates the fifth anniversary of its first sale of registered common equity securities, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act.

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

        We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public market upon issuance, subject to vesting conditions.  As of April 30, 2017, 463,842 shares remained available for issuance.

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

Item 4. Mine Safety Disclosures

       None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “SKIS” since November 21, 2014 following the completion of our initial public offering. Prior to that time, there was no public market for our common stock. As of July 13, 2017, 13,982,400 shares of our common stock were outstanding, held by approximately 10 holders of record.

The following table sets forth information on the high and low sales prices of our common stock on the NASDAQ Global Market and the quarterly cash dividends declared per share of common stock for each quarterly period during the past two fiscal years:

	Market price per share
Quarter ended	High	Low	Cash dividends declared per share
April 30, 2017	$6.20	$5.20	$0.1400
January 31, 2017	$5.90	$3.90	$-
October 31, 2016	$5.30	$4.30	$-
July 31, 2016	$4.95	$3.02	$-
April 30, 2016	$5.58	$2.60	$-
January 31, 2016	$7.70	$5.04	$0.1375
October 31, 2015	$7.75	$6.50	$0.1375
July 31, 2015	$7.73	$6.25	$0.1375

In fiscal 2015, the Company’s board of directors approved the commencement of a regular quarterly cash dividend on our common stock at a quarterly rate of $0.1375 per share.  The board made the decision in April 2016 that it would not be prudent to declare a dividend due to the lower cash levels experienced by the Company during fiscal 2016 as a result of unseasonably warm weather during the 2015-2016 ski season, which drove down revenues compared to the prior year, and an unexpected delay in the approval of the Company’s EB-5 Program. In addition, certain debt covenant compliance ratios did not allow the payment of a dividend during a period of fiscal year 2017.  The board approved the reinstatement of the dividend in February 2017 at the lower quarterly rate of $0.07 per share and declared dividends during the quarter ended April 30, 2017 as follows: (i) on February 15, 2017, the board declared a dividend of $0.07 per share of common stock payable on March 13, 2017 to shareholders of record on February 27, 2017; and (ii) on April 4, 2017, the board declared a dividend of $0.07 per share of common stock payable on May 12, 2017 to holders of record on April 18, 2017.  We cannot assure you that this dividend rate will be sustained or that we will continue to pay dividends in the future.

The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors, subject to applicable state law, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, economic conditions and other factors that could differ materially from our current expectations. As a holding company, our ability to declare and pay dividends is also dependent on our subsidiaries’ ability to make cash available to us by dividend, distribution or otherwise. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them.

Provisions included in the agreements governing certain of our debt prohibit and/or limit the Company and its subsidiary borrowers from paying dividends or otherwise making distributions under certain circumstances. For example, we are prohibited from paying dividends if the fixed charge coverage ratio, as defined by the applicable agreements, is below 1.25:1.00 and during default situations. For a more complete description of the dividend restrictions included in our debt agreements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” and Note 4, “Long-term Debt/Line of Credit” to our consolidated financial statements.  As of April 30, 2017, the Company is in compliance with all debt covenants.

On November 2, 2016, the Company issued $20 million of Series A Preferred Stock to the Investor in the Private Placement. From and after the date that is nine months from the date of issuance (in the case of the Investor, August 2, 2017), cumulative dividends accrue on the outstanding shares of Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share. All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on any junior securities, including the Company’s common stock, provided that the Company may declare or pay any dividend or distribution payable on the common stock in shares of common stock.   The Certificate of Designation of the Series A Preferred Stock provides that, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027, the Company is prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock. For a more complete description of the dividend restrictions included in the Certificate of Designation relating to the Series A Preferred Stock, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Sources of Cash” and Note 5, “Private Placement” to our consolidated financial statements.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 200 Index and the S&P Small Cap 600 Consumer Discretionary Index from November 21, 2014, following the completion of our initial public offering, through April 30, 2017, our fiscal year end.  The following is based on an investment of $100 in our common stock, the Russell 2000 Index and the S&P Small Cap 600 Consumer Discretionary Index, with dividends reinvested where applicable.

Source: Bloomberg

	Period Ending
Index	11/21/2014	4/30/2017
Peak Resorts	100.00	73.87
Russell 2000	100.00	123.67
S&P Small Cap 600 Consumer Discretionary	100.00	110.82

Item 6. Selected Financial Data.

The table below summarizes our selected consolidated financial information as of and for the periods indicated. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes filed as part of this annual report.  Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data presented in the table and footnotes below are in thousands, except per share and per visit amounts.

	Year ended April 30,
	2017	2016	2015	2014	2013

Income Statement Information
Revenues	$123,249	$95,729	$104,858	$105,205	$99,688
Operating expense (1)	95,072	78,660	78,586	78,833	72,437
Depreciation and amortization	12,713	10,709	9,450	9,155	8,850
Land and building rent	1,395	1,386	1,440	1,464	1,428
Settlement of lawsuits	-	-	(2,100)	700	-
Gain on involuntary conversion	-	195	-	-	-
Interest expense, net	12,473	10,814	15,458	17,359	12,785
Defeasance fee paid with debt restructure	-	-	5,000	-	-
Gain on sale/leaseback	333	333	333	333	333
Other income	61	8	11	11	9
Income (loss) before income tax	1,990	(5,304)	(2,632)	(1,962)	4,530
Net income (loss)	$1,241	$(3,226)	$(1,854)	$(1,501)	$2,707
Basic earnings (loss) per share	$0.03	$(0.23)	$(0.22)	$(0.38)	$0.68
Diluted earnings (loss) per share	$0.03	$(0.23)	$(0.22)	$(0.38)	$0.68
Other Financial Information (unaudited)
Reported EBITDA (2)	$26,782	$16,240	$25,400	$25,365	$25,939
Capital expenditures	$8,620	$15,866	$14,144	$10,028	$14,900
Other Data (unaudited)
Operations:
Skier visits (3)	1,538	1,166	1,554	1,570	1,520
Revenue per skier visit (4)	$80.14	$82.11	$67.45	$67.02	$65.53
Revenue per visit (5)	$71.95	$73.32	$61.34	$60.06	$59.14
Tube visits	175	140	155	182	166
Total visits	1,713	1,306	1,709	1,752	1,686
Other Balance Sheet Data
Cash and cash equivalents	$33,665	$5,396	$16,849	$13,186	$11,971
Restricted cash (6)	$44,813	$61,099	$37,519	$13,063	$12,141

Total assets	$320,537	$313,963	$241,540	$206,537	$201,749
Long-term debt and capitalized lease obligations (including current portions and line of credit) (7)	$185,585	$140,718	$100,062	$175,148	$171,525
Net debt (8)	$151,920	$135,322	$83,213	$161,962	$159,554
Dividends declared	$1,958	$5,768	$3,449	$-	$-
Total stockholders' equity	$73,761	$71,634	$80,438	$3,488	$4,990

________________________

(1)	Operating expenses before depreciation and amortization and land and building rent.
(2)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Reported EBITDA and reconciliation to net income (loss).

(3)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day and includes both paid and complimentary access and excludes tube visits.
(4)	Revenue per skier visit is calculated by dividing total revenue by total skier visits during the respective periods.
(5)	Revenue per visit is calculated by dividing total revenue by total visits (ski and tube) during the respective periods.
(6)

As of April 30 of each year, the end of our fiscal year, we are required to include in restricted cash interest due on our outstanding debt with EPR, our primary lender, rent under the lease for the Mad River resort for the 10 months following April 30 and a letter of credit associated with certain covenants.  The Company also is required to include restricted cash associated with our borrowings with Royal Banks of Missouri.  In addition, in prior years, the Company was holding funds in escrow in connection with its efforts to raise funds under the EB-5 investor program for the development of Mount Snow. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Uses of Cash” for a discussion of the EB-5 Program.  The Company also maintains long term restricted cash associated with the funds received for the construction of the West Lake Water Project and Carinthia Ski Lodge.

(7)

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and no longer permits recording these costs as assets. The new guidance is effective for annual periods beginning after December 15, 2015. The Company has incorporated the adoption of this guidance into our financial statement presented herein, including applying the guidance retrospectively to all prior periods presented.

(8)	Net debt is defined as long-term debt and capital lease obligations plus long-term debt and capital lease obligations due within one year, less cash and cash equivalents.

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

We and our subsidiaries operate in a single business segment—resort operations. The consolidated financial data for our fiscal years ended April 30, 2017, 2016,  and 2015 presented in this annual report is comprised of the data of our 14 ski resorts. Also included in the financial information presented are ancillary services, primarily consisting of food and beverage services, equipment rental, ski instruction, hotel/lodging and retail.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April. See Item 1, “Business—Seasonality” for an illustration of the opening and closing dates for the 2012/2013 through 2016/2017 ski seasons for our 14 ski resorts.

We, like other day ski resort and overnight drive ski resort operators, earn our revenues in six principal categories. In order of their contribution, they are: lift and tubing tickets, food and beverage sales, equipment rentals, ski instruction, hotel/lodging, and retail. For more detailed information about each revenue category, see "Business—Revenue Components."

Our single largest source of revenue is the sale of lift tickets (including season passes) which represented approximately 47.1%, 47.6% and 48.5% of net revenue for fiscal 2017, 2016 and 2015, respectively. Lift ticket revenue is driven by the volume of lift tickets and season passes sold and the pricing of these items. Most of our season pass products are sold before the start of the ski season. Season pass revenue, although collected prior to the ski season, is recognized in the consolidated statement of earnings (loss) over the ski season based upon the estimated length of the season. For the 2016/2017, 2015/2016,  and 2014/2015 ski seasons, approximately 34.5%, 38.1% and 29.9%, respectively, of total lift revenue recognized was comprised of season pass revenue. There can be no assurance that future season pass sales will be similar to historical trends.

The cost structure of our operations has a significant fixed component with variable expenses including, but not limited to, retail and food and beverage cost of sales, labor, power and utilities. As such, operating margins can fluctuate based on the level of revenues.

Seasonality and Quarterly Results

Our resort operations are seasonal in nature. In particular, revenue and profits for our operations are substantially lower and historically result in losses from late spring to late fall, which occur during our first and second fiscal quarters. Revenue and profits generated by our summer operations are not sufficient to fully offset our off-season expenses from our operations. During fiscal 2017, 2016 and 2015 87.3%, 87.9% and 89.0%, respectively, of resort revenues were recognized in the third and fourth fiscal quarters. Therefore, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

Recent Trends

The timing and duration of favorable weather conditions impact our revenues in regard to the timing and number of skier visits. Though the amount of snowfall early in the ski season does encourage skier visits, all of our ski resorts have snowmaking capabilities in the event that the natural snowfall is insufficient. Cold weather, however, is essential to a successful ski season. There is no way to predict favorable weather conditions in the future. We sell season passes prior to the start of the ski season to help mitigate any negative effects that unfavorable weather may have on our revenues.   For the 2016/2017 ski season, we introduced the Peak Pass, which contributed to the increased sales revenue experienced during fiscal 2017 as compared to the previous fiscal year. Pre-season season pass sales for the 2017/2018 increased 8.6% in both revenue and units as compared to the same for the 2016/2017 ski season in line with the consistent pre-season growth experienced by the Company.

We faced significant weather challenges during the 2016/2017 ski season due to unseasonably warm weather in the Midwest midway through the ski season. Despite these weather challenges, fiscal 2017  Reported EBITDA was $26.8 million, up $10.5 million from fiscal 2016, and revenue for fiscal 2017 was up $27.5 million from fiscal 2016, both driven by strong sales of our Peak Pass and increased visits to our resorts. Though we have increased the prices of most of our lift tickets, passes and other products and services in each of the last two ski seasons, there can be no assurance that we will be able to increase prices in the future or predict the impact that pricing increases may have on visitation or revenue.

Our skier visits of 1.5 million in fiscal 2017 were up 31.9% from fiscal 2016. This compares to a 15.6% increase in total U.S. skier visits to Northeast and Midwest  resorts as reported by the NSAA’s Kottke National End Season Survey 2016/2017 Preliminary Report. Our total resort visits, which include tube visits, were up 31.2% from fiscal 2016. Total visits to our Northeast resorts, in particular, increased to 1.22 million in fiscal 2017 from 0.85 million in fiscal 2016. Total visits to our Midwest resorts increased to 0.49 million in fiscal 2017 from 0.45 million in fiscal 2016.

Recent Events

Private Placement and Financing

At the beginning of fiscal 2017, the Company experienced lower than normal liquidity levels. The unfavorably warm weather during the 2015/2016 ski season resulted in fewer ski days and lower profitability for the Company. Furthermore, the Company experienced unexpected delays in the release of the EB-5 Program Funds, as more fully discussed in “Liquidity and Capital Resources – Significant Uses of Cash,” to finance the development of two capital projects at our Mount Snow resort—the West Lake Water Project and the Carinthia Ski Lodge Project. We raised $52.0 million for the Mount Snow development projects, which was sitting in escrow pending the approval of the first program investor’s I-526 Petition, as defined herein, at the beginning of fiscal 2017.

Based on the timeline originally anticipated for approval of the first investor’s I-526 Petition and corresponding release of EB-5 Program funds from escrow, we commenced construction of the West Lake Water Project in the second half of calendar year 2015. Through the second quarter of fiscal 2017, we had funded approximately $15.0 million of the West Lake Water Project costs, for which we were reimbursed in full when the EB-5 Program funds were released from escrow in December 2016. We now estimate the West Lake Water Project will be substantially completed in advance of the 2017/2018 ski season, and the Carinthia Lodge Project will be substantially completed in advance of the 2018/2019 ski season.

Due to our constrained liquidity position as a result of the unfavorable weather during the prior ski season and delay in the release of EB-5 Program funds, the Company took a number of steps in fiscal 2017 to manage cash flow and improve the Company’s liquidity position. The Company borrowed additional funds for working capital. See “Liquidity and Capital Resources—Significant Sources of Cash” for additional information regarding the Company’s additional borrowings and modification of its debt agreements during fiscal 2017. In addition, on November 2, 2016, the Company completed the sale and issuance of the Series A Preferred Stock and the Warrants to the Investor in the Private Placement. See Part I, Item 1, “Business—Private Placement and Financings” for additional information. The Company used approximately $5.5 million of the proceeds from the Private Placement to pay down a portion of its outstanding debt. The remainder is intended to be used for working capital purposes.

As a result of these steps, and with the release of EB-5 Program funds from escrow, we believe that we are now in a strong cash position to carry us through the 2017/2018 ski season.

Resort Acquisition

On January 6, 2016, the Company completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. pursuant to the terms of the Hunter Mountain Purchase Agreement entered into on November 30, 2015.  The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

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

In exchange for the prepayment right, we granted EPR a purchase option on the Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley properties. The Option Agreement provides that the purchase option will be exercisable as to any one or more of such properties on the maturity date of the applicable promissory notes for such properties upon (i) proper notice by EPR and (ii) payment of a purchase price for each such property calculated in accordance with the Option Agreement. Upon the closing of any sale under the option, EPR will enter into an agreement with the Company or one of its subsidiaries for the lease of each such acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of 10 years each. All previously existing option agreements between the Company and EPR were terminated.

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

Capital Projects

We had one major capital project in fiscal 2017 and 2016. We began construction of the West Lake Water Project, which is being financed with funds raised through the EB-5 Program. The West Lake Water Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment.

We had three major capital projects in fiscal 2015. We replaced aging and inefficient snow making equipment at our Attitash, Mount Snow and Wildcat resorts with new high efficiency equipment.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Year ended April 30,			Percent increase (decrease)	Percent increase (decrease)
	2017	2016	2015	2017/2016	2016/2015

Revenues
Lift and tubing tickets	$58,100	$45,541	$50,821	27.6%	-10.4%
Food and beverage	23,078	15,816	18,927	45.9%	-16.4%
Equipment rental	8,582	7,036	8,017	22.0%	-12.2%
Ski instruction	8,562	6,580	7,242	30.1%	-9.1%
Hotel/lodging	9,731	7,972	7,623	22.1%	4.6%
Retail	6,196	4,560	5,261	35.9%	-13.3%
Summer activities	4,748	4,302	3,671	10.4%	17.2%
Other	4,252	3,922	3,296	8.4%	19.0%
	123,249	95,729	104,858	28.7%	-8.7%
Costs and expenses
Resort operating expenses
Labor and labor related expenses	48,253	39,331	38,744	22.7%	1.5%
Retail and food and beverage cost of sales	10,820	7,735	9,571	39.9%	-19.2%
Power and utilities	7,843	6,839	6,950	14.7%	-1.6%
Other	20,403	18,310	17,405	11.4%	5.2%
	87,319	72,215	72,670	20.9%	-0.6%
Depreciation and amortization	12,713	10,709	9,450	18.7%	13.3%
General and administrative expenses	5,431	4,513	4,088	20.3%	10.4%

Land and building rent	1,395	1,386	1,440	0.6%	-3.8%
Real estate and other taxes	2,322	1,932	1,828	20.2%	5.7%
	109,180	90,755	89,476	20.3%	1.4%
Other operating income
Gain on settlement of lawsuit	-	-	2,100	0.0%	-100.0%
Gain on involuntary conversion	-	195	-	-100.0%	100.0%
Income from operations	14,069	5,169	17,482	172.2%	-70.4%

Other Income (expense)
Interest, net of interest capitalized of $1,545, $867 and $488 in 2017, 2016 and 2015, respectively	(12,473)	(10,814)	(15,458)	15.3%	-30.0%
Defeasance fee paid with debt restructure	-	-	(5,000)	0.0%	-100.0%
Gain on sale/leaseback	333	333	333	0.0%	0.0%
Other income	61	8	11	662.5%	-27.3%
	(12,079)	(10,473)	(20,114)	15.3%	-47.9%

Earnings (loss) before income tax (benefit)	1,990	(5,304)	(2,632)	-137.5%	101.5%
Income tax (benefit)	749	(2,078)	(778)	-136.0%	167.1%
Net earnings (loss)	$1,241	$(3,226)	$(1,854)	-138.5%	74.0%
Total reported EBITDA	$26,782	$16,240	$25,400	64.9%	-36.1%

Non-GAAP Financial Measures

Reported EBITDA is not a measure of financial performance under U.S. GAAP.  The following table includes a reconciliation of Reported EBITDA to net income (loss) (in thousands):

	Year ended April 30
	2017	2016	2015

Net income (loss)	$1,241	$(3,226)	$(1,854)
Income tax benefit	749	(2,078)	(778)
Interest expense, net	12,473	10,814	15,458
Defeasance fee paid with debt restructure	-	-	5,000
Depreciation and amortization	12,713	10,709	9,450
Other income	(61)	(8)	(11)
Gain on sale/leaseback	(333)	(333)	(333)
Gain on involuntary conversion	-	(195)	-
Insurance loss	-	400	-
Hunter Mountain season pass liability acquisition adjustment	-	157	-
Non-routine legal and settlement of lawsuit, net	-	-	(1,532)
	$26,782	$16,240	$25,400

We have chosen to specifically include Reported EBITDA (defined as net income before interest, income taxes, depreciation and amortization, gain on sale leaseback, other income or expense and other non‑recurring items) as a measurement of our results of operations because we consider this measurement to be a significant indication of our financial performance and available capital resources.  Because of large depreciation and other charges relating to our ski resorts, it is difficult for management to fully and accurately evaluate our financial results and available capital resources using net income. Management believes that by providing investors with Reported EBITDA, investors will have a clearer understanding of our financial performance and cash flow because Reported EBITDA: (i) is widely used in the ski industry to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary by company primarily based upon the structure or existence of their financing; (ii) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating structure; and (iii) is used by our management for various purposes, including as a measure of performance of our operating entities and as a basis for planning.

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

Comparison of Operating Results for the Years ended April 30, 2017 and 2016

The increase in skier and tube visits we experienced during fiscal 2017 as compared to fiscal 2016 was the primary driver for increases in six of our seven principal revenue categories.  The Company experienced improved weather conditions, specifically in the Northeast, which helped to drive additional skier visits.

Lift and tubing revenue increased $12.6 million, or 27.6%, for fiscal 2017 compared to fiscal 2016.  Season pass sales and seasonal program sales increased $2.7 million, or 15.7%, from fiscal 2016 to fiscal 2017.

Food and beverage revenue increased $7.3 million, or 45.9%, for fiscal 2017 compared to fiscal 2016, $2.2 million of which was due to an increase in yield per skier and $5.1 million of which was due to increased skier visits.

An increase in rental revenue of $1.5 million, or 22.0%, for fiscal 2017 compared to fiscal 2016 was offset by a decrease in yield per skier visit of $0.7 million. Ski instruction revenue increased $2.0 million, or 30.1%, for fiscal 2017 compared to fiscal 2016.

Hotel and lodging revenue increased $1.8 million, or 22.1%, for fiscal 2017 compared to fiscal 2016.

Retail revenue increased $1.6 million, or 35.9%, for fiscal 2017 compared to fiscal 2016.

Revenue from summer activities increased $0.4 million, or 10.4%, for fiscal 2017 compared to fiscal 2016, which is primarily attributable to the inclusion of Hunter Mountain’s results in the consolidated financial statements for all of fiscal 2017.  We acquired Hunter Mountain on January 6, 2016, and as such, its summer activities were not included in fiscal 2016 results.

Other income increased $0.3 million, or 8.4%, for fiscal 2017 compared to fiscal 2016, as a result of the inclusion of Hunter Mountain’s results in the consolidated financial statements for all of fiscal 2017.  Hunter Mountain’s results were included only as of the acquisition date in fiscal year 2016.

The inclusion of Hunter Mountain’s results in the consolidated financial statements for all of fiscal 2017 also contributed to increases in our expenses, as illustrated below.

Labor and labor related expenses increased $8.9 million, or 22.7%, for fiscal 2017 versus fiscal 2016, $5.8 million of which was due to a longer operating season in fiscal 2017 compared to fiscal 2016.

Retail and food and beverage cost of sales increased $3.1 million, or 39.9%, for fiscal 2017 versus fiscal 2016, $1.4 million of which is a result of increased retail and food and beverage revenue.

Power and utility expense increased $1.0 million, or 14.7%, for fiscal 2017 versus fiscal 2016. Of the increase, $0.6 million is a result of increased snowmaking hours.

Other operating expense increased $2.1 million, or 11.4%, for fiscal 2017 versus fiscal 2016, $1.1 million of which is a result of the Hunter Mountain acquisition and the remaining $1.0 million of which is a result of costs tied to increased resort visits, such as credit card processing fees, insurance, supplies, payroll processing fees, repairs and maintenance. Depreciation and amortization increased $2.0 million, or 18.7%, for fiscal 2017 versus fiscal 2016, as a result of the inclusion of Hunter Mountain’s results in the consolidated financial statements for all of fiscal 2017.

General and administrative expenses increased $0.9 million, or 20.3%, for fiscal 2017 versus fiscal 2016 primarily due to an increase in professional fees of $0.6 million related to incremental public company expenses and the Private Placement transaction and an increase in salaries and related benefits of $0.3 million.

Real estate and other taxes increased $0.4 million, or 20.2%, for fiscal 2017 versus fiscal 2016.

The increase in interest expense, net of $1.7 million was a result of the debt incurred in connection with the Hunter Mountain acquisition in the third quarter of fiscal 2016 and the debt incurred pursuant to the Bridge Loan Agreement in fiscal 2017, as described herein.

Income tax increased $2.8 million as a result of an increase in the earnings before income tax expense of $7.3 million for fiscal 2017 versus fiscal 2016.

Comparison of Operating Results for the Years ended April 30, 2016 and 2015

We experienced decreases in our principal revenue categories as a result of  the decrease in skier and tube visits we experienced in fiscal 2016 as compared to fiscal 2015 as a result of the unseasonably warm weather during the 2015/2016 ski season. Decreases in these revenue categories were mitigated, in part, by revenues contributed by Hunter Mountain, which we acquired in January 2016.

Lift and tubing revenue decreased $5.3 million, or 10.4%, for fiscal 2016 compared to fiscal 2015.  Season pass sales and seasonal program sales decreased $0.6 million, or 3.5%, from fiscal 2015 to fiscal 2016.

Food and beverage revenue decreased $3.1 million, or 16.4%, for fiscal 2016 compared to fiscal 2015.

Rental revenue decreased $1.0 million, or 12.2%, for fiscal 2016 compared to fiscal 2015.

Ski instruction revenue decreased $0.7 million, or 9.1%, for fiscal 2016 compared to fiscal 2015.

Hotel and lodging revenue increased $0.3 million, or 4.6%, for fiscal 2016 compared to fiscal 2015, which is attributable to increased summer occupancy, which offset the negative impact of decreased skier and tube visits, and the impact of the Hunter Mountain acquisition in fiscal 2016.

Retail revenue decreased $0.7 million, or 13.3%, for fiscal 2016 compared to fiscal 2015.

Summer revenue increased $0.6 million, or 17.2%, for fiscal 2016 compared to fiscal 2015, which is attributable to revenues generated by the first season of the zip rider at our Attitash resort.

Other revenue increased $0.6 million, or 19.0%, for fiscal 2016 versus 2015 as a result of the impact of the Hunter Mountain acquisition.

Labor and labor related expenses increased $0.6 million, or 1.5%, for fiscal 2016 versus fiscal 2015. Labor efficiencies and reduced days of operations contributed $2.4 million in labor and expense savings. Benefits and taxes contributed another $0.7 million in savings, offset by the impact of the Hunter Mountain acquisition.

Retail and food and beverage cost of sales decreased $1.8 million, or 19.2%, for fiscal 2016 versus fiscal 2015 as a result of decreased retail and food and beverage revenue, offset by the impact of the Hunter Mountain acquisition.

Power and utility expense decreased $0.1 million, or 1.6%, for fiscal 2016 versus fiscal 2015. The decrease in operating days reduced power and utility expense by $0.8 million, offset by the impact of the Hunter Mountain acquisition.

Other resort operating expenses increased by $0.9 million, or 5.2%, for fiscal 2016 versus fiscal 2015. The decrease in operating days reduced other resort operating expenses by $2.4 million, offset by the impact of the Hunter Mountain acquisition.

Depreciation and amortization increased $1.3 million, or 13.3%, for fiscal 2016 versus fiscal 2015 as a result of assets put in service in fiscal 2016 and the impact of the Hunter Mountain acquisition.

General and administrative expenses increased $0.4 million, or 10.4%, for fiscal 2016 versus fiscal 2015 primarily due to an increase in corporate payroll costs.

Real estate and other taxes increased $0.1 million, or 5.7%, as a result of the impact of the Hunter Mountain acquisition.

The Company settled a lawsuit during fiscal 2015 which resulted in $2.1 million of income.

The decrease in interest expense, net of $4.6 million was driven by reduced interest resulting from the pay down of debt as a part of the Debt Restructure in December 2014 and capitalized interest of $0.6 million, offset by the interest on the debt incurred in connection with the Hunter Mountain acquisition.

In connection with the Debt Restructure, the Company paid a $5.0 million defeasance fee to EPR in fiscal 2015.

Income tax benefit increased $1.3 million as a result of an increase in the loss before income tax expense of $2.7 million for fiscal 2016 as compared to fiscal 2015.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is the highest in our fourth quarter primarily due to the seasonality of our resort business. At the beginning of fiscal 2017, the Company experienced lower than normal liquidity levels as a result of unfavorable weather during the 2015/2016 ski season, which resulted in fewer ski days and lower profitability for the Company, and a delay in the release of the EB-5 Program funds.  As such, the Company took a number of steps in fiscal 2017 to manage cash flow and improve the Company’s liquidity position.

The Company borrowed additional funds for working capital and modified certain financial covenants in its debt agreements, described in more detail below. In addition, on November 2, 2016, the Company completed the sale and issuance of $20.0 million of the Series A Preferred Stock and the Warrants to the Investor in the Private Placement. See Part I, Item 1, “Business—Private Placement and Financings” for additional information regarding the Private Placement. The Company used approximately $5.5 million of the proceeds from the Private Placement to pay down a portion of its outstanding debt. The remainder is intended to be used for working capital purposes.  Finally, as described in more detail in “—Significant Uses of Cash,” the USCIS approved the first I-526 Petition submitted by an investor in the Company’s EB-5 Program, upon which the $52.0 million raised in the EB-5 offering was released from escrow. The Company was reimbursed in full for the approximately $15.0 million of operating cash that the Company had used to begin construction on the West Lake Water Project. These actions have significantly strengthened the liquidity position of the Company, and we believe that we are now in a strong cash position to carry us through the 2017/2018 ski season.

We had $33.7 million of cash and cash equivalents at April 30, 2017 compared to $5.4 million at April 30, 2016. Cash of $12.7 million was provided by operating activities during the year ended April 30, 2017 compared to $10.2 million of cash provided by the year ended April 30, 2016. We generate the majority of our cash from operations during the ski season, which occurs in our third and fourth quarters. We currently anticipate that Reported EBITDA will continue to provide a significant source of our future operating cash flows.  We expect that our liquidity needs for the near term and the next fiscal year will be met by continued use of operating cash flows (primarily those generated in our third and fourth fiscal quarters) and available cash.

Long-term debt at April 30, 2017 and April 30, 2016 consisted of borrowings pursuant to the loans and other credit facilities described herein with EPR, our primary lender, and Royal Banks of Missouri as follows (dollars in thousands):

April 30, 2017	April 30, 2016

Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at April 30, 2017 and 11.10% at April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at April 30, 2017 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments (1.0% at April 30, 2017); remaining principal and interest due on December 27, 2021	30,000	-
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments (1.0% at April 30, 2017); remaining principal and interest due on December 27, 2021	21,500	-
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at April 30, 2017 and 8.0% at April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017); remaining principal and interest due on January 6, 2020	9,875	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at April 30, 2017 and 10.56% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,425	3,612
Other debt	2,870	3,231

Less unamortized debt issuance costs	(5,240)	(1,903)

	176,592	119,102
Less: current maturities	1,807	759
	$174,785	$118,343

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

The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.    An additional interest payment of $0.2 million was due for the years ended April 30, 2016 and 2017.

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

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement, the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to, (i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million. The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of April 30, 2017, the Company is in compliance with all debt covenants.

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

The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of April 30, 2017, the Company is in compliance with all debt covenants.

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

Line of Credit/Royal Banks of Missouri Debt

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

On December 15, 2016 and January 5, 2017, the Company repaid $0.5 million and $5.0 million, respectively, of the total amount outstanding under the Line of Credit Agreement with proceeds from the Private Placement described in Note 5 of the audited financial statements. On January 6, 2017, pursuant to the terms of the Line of Credit Agreement, the Company elected to convert $10.0 million of the outstanding amount to a term loan (included in the table above as the “Royal Banks of Missouri Debt”). The terms of the Royal Banks of Missouri Debt are evidenced by a promissory note in favor of Royal Banks of Missouri in the principal amount of $10.0 million, dated as of January 6, 2017 (the “Royal Banks Note”).

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

As of April 30, 2017, a total of $4.5 million remained outstanding under the Line of Credit Agreement, which includes $1.75 million borrowed pursuant to the terms of the Initial Line of Credit Note and $2.75 million borrowed pursuant to the Second Line of Credit Note. The remaining line of credit debt is included as a current liability given the initial 12-month term. The Company intends to either pay or convert the full amount due on each note on or prior to their respective due dates.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at April 30, 2017 was 5.0% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis.  The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment restrictions as the Master Credit Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of April 30, 2017, the Company is in compliance with all debt covenants.

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

West Lake Water Project and Carinthia Ski Lodge EB-5 Debt

The Company established two affiliate limited partnerships of Mount Snow, Carinthia Group 1, L.P. and Carinthia Group 2, L.P. (collectively, the ‘‘Partnership’’), to operate two Mount Snow development projects funded by $52.0 million raised by the Partnership pursuant to the U.S. government’s Immigrant Investor Program, referred to herein as the EB-5 Program. The EB-5 Program was first enacted in 1992 to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. In turn, these foreign investors are, pending petition approval, granted visas for lawful residence in the U.S. Mount Snow GP Services LLC, a wholly owned subsidiary of Mount Snow, Ltd. (wholly owned by the Company), serves as the general partner for the Partnership.  The Company has evaluated the Partnership under ASC 810, “Consolidations,” and determined the Partnership does not require consolidation because the Company does not have a variable interest in the Partnership.

The Mount Snow development projects include: (i) the West Lake Water Project, which includes the construction of a new water storage reservoir for snowmaking; and (ii) the Carinthia Ski Lodge Project, which includes the construction of a new skier service building. In December 2016, the first I-526 petition submitted by an investor in the EB-5 Program was approved, and the $52.0 million was released from escrow to the Partnership. Upon release of the EB-5 Program funds, the Company was reimbursed in full for the approximately $15.0 million that the Company had invested in the construction of the Mount Snow development projects while awaiting release of the funds. The remaining $37 million was included in long-term asset restricted cash, construction, due to the earmark associated with the Mount Snow development project. As we incur construction costs on the project, we are able to release the funds from restricted cash.

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

Fiscal 2017 compared to Fiscal 2016

 We generated $12.7 million of cash in operating activities in fiscal 2017, an increase of $2.5 million when compared to the $10.2 million generated fiscal 2016. The increase in operating cash flows was a result of increased earnings from operations and an increase in depreciation as a result of the inclusion of Hunter Mountain’s results in the consolidated financial statements for all of fiscal 2017.  This was partially offset by a decrease in accounts payable of $3.4 million due to payments on past due balances from the prior ski season.

Cash provided in investing activities for fiscal 2017 was $4.8 million compared to cash used of $70.2 million in fiscal 2016. The change of $75.0 million from fiscal 2017 compared to fiscal 2016 was a result of the business combination associated with the Hunter Mountain acquisition in fiscal 2016, and an increase in restricted cash. The change in restricted cash is a result of the release of EB-5 Program investor funds, as discussed herein, which were previously held in escrow.

Cash provided by financing activities decreased by $37.8 million in fiscal 2017 compared to fiscal 2016 because of the release of EB-5 Program investor funds previously held in escrow, offset by (i) increases in long-term debt as a result of additional borrowings and proceeds raised in connection with the Private Placement and (ii) additional borrowings in connection with the Hunter Mountain acquisition, which was offset by increased distributions to stockholders and additions to EB 5 funds held in escrow.

 Significant Uses of Cash

Our cash uses currently include operating expenditures and capital expenditures for assets to be used in operations. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Resort capital expenditures for fiscal 2017 were approximately $8.6 million compared to $15.9 million in fiscal 2016.  The decrease from the previous year was related to lower spending in the current year on the West Lake Water Project. The planned major capital expenditure projects for fiscal 2018 include the completion of the West Lake Water Project, the zip tour at Hidden Valley, the expansion of Hunter Mountain terrain and the commencement of the Carinthia Ski Lodge Project.    The West Lake Water Project and Carinthia Ski Lodge Project are being funded with proceeds raised pursuant to the EB-5 Program, as described herein. We currently plan to use cash on hand and/or cash flow generated from future operations to provide the cash necessary to execute other capital projects and believe that these sources of cash will be adequate to meet our needs.

As part of the acquisition of Hunter Mountain discussed in “Recent Events” above, we assumed $1.7 million related to six capital leases.  The leases were used to finance equipment throughout the resort.  The leases expire during the current fiscal year through 2020, with payments being required only during the peak ski season.  Annual lease expenses are $0.5 million in 2017, $0.5 million in 2018, $0.3 million in 2019, and $0.3 million in 2020.

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

As of April 30, 2017, we had $3.9 million in third party commitments currently outstanding with our main contractor on the Mount Snow development.  We may incur additional costs to support the ongoing Mount Snow development, subject to obtaining required permits and approvals. We intend to continue to fund our Mount Snow development by raising funds under the Immigrant Investor Program, referred to herein as the EB-5 Program, administered by the USCIS pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. Congress has allocated 10,000 EB-5 Visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a new commercial enterprise that generates jobs. Under the regional center pilot immigration program first enacted in 1992, certain EB-5 Visas are also set aside for investors in regional centers designated by the USCIS based on proposals for promoting economic growth. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (‘‘TEA’’).

Recently, the demand for the annual allocation of the EB-5 Visas has exceeded the supply, and nationals of China are now subject to lengthy waiting periods for such visas. These waiting periods could exceed five to ten years. In addition, the EB-5 Program has been extended by Congress until September 30, 2017. The continuity of the EB-5 Program depends on further action from lawmakers, which could include material modifications to the EB-5 Program that would make this type of funding unfeasible or difficult for the Company. See Part I, Item 1A, “Risk Factors” for additional risks relating to the EB-5 Program.

We have established the Partnerships, Carinthia Group 1, L.P. and Carinthia Group 2, L.P. to operate within a TEA within the State of Vermont Regional Center.  The Company has evaluated the Partnerships under ASC 810 and determined the Partnerships do not require consolidation because the Company does not have a variable interest in the Partnerships. The Partnerships raised $52.0 million by offering units in the Partnership to qualified EB-5 investors primarily located in China, Taiwan, Vietnam and certain countries in the Middle East for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a new commercial enterprise located in a TEA, pursuant to current EB-5 Program regulations. The funds are being used to finance the development of two capital projects at Mount Snow—the West Lake

Water Project and the Carinthia Ski Lodge Project. The West Lake Water Project includes the construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, three new pump houses and the installation of snowmaking pipelines, trail upgrades and expansion, new ski lift and ancillary equipment. The Carinthia Ski Lodge Project includes the construction of Carinthia Ski Lodge, a new three-story, approximately 36,000-square foot skier service building located at the base of the Carinthia slopes. Carinthia Ski Lodge will include a restaurant, cafeteria and bars with seating for over 600 people, a retail store, convenience store and sales center for lift tickets and rentals. The anticipated overall cost of the Projects is $66.0 million, of which $52.0 million will be funded with the proceeds from the EB-5 offering. The remaining $14.0 million has been provided by Mount Snow with investments in land, snow gun installations, and improved snowmaking technology.

Once the Partnerships accepted an EB-5 investor’s funds, an investor was required to file a petition (“I-526 Petition”) with USCIS seeking, among other things, approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. The $52.0 million in total investments were held in an escrow account and were not released until the USCIS approved the first I-526 Petition filed by an investor in the Partnerships, which occurred in December 2016.  Upon receipt of this approval, the $52.0 million was released from escrow to the Partnership.

Pursuant to the rules and regulations governing the EB-5 Program, the Partnerships are obligated to invest or loan the funds raised from its EB-5 investors in or to a business carrying on a commercial venture. In accordance with these requirements, on December 27, 2016, the Partnerships entered into the West Lake Loan Agreement and Carinthia Lodge Loan Agreement, which are more fully described in “—Significant Sources of Cash.”

We estimate that the West Lake Water Project will be substantially completed in advance of the 2017/2018 ski season, and the Carinthia Lodge Project will be substantially completed in advance of the 2018/2019 ski season.

Due to the delay on the first investor’s I-526 Petition to be approved by the USCIS, as well as the unseasonably warm weather during the 2015/2016 ski season which drove down revenue compared to the prior season, the Company’s board of directors decided it was not prudent to declare a dividend in the first three quarters of fiscal 2017. The board approved the reinstatement of the dividend in February 2017 at the lower quarterly rate of $0.07 per share.  As such, the Company paid a fourth quarter 2017 cash dividend on March 13, 2017 to common shareholders of record as of February 27, 2017. The Company paid a first quarter dividend on May 12, 2017, in fiscal 2018, to common shareholders of record on April 18, 2017.  Additionally in fiscal 2018, the Company declared a quarterly cash dividend payable on August 11, 2017 to common shareholders of record on July 27, 2017, each at the rate of $0.07 per share. We cannot assure you that this dividend rate will be sustained or that we will continue to pay dividends in the future. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions and limitations in the Certificate of Designation relating to the Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.  For a more detailed description of these restrictions and limitations on our ability to declare cash dividends, please see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

The Certificate of Designation of the Series A Preferred Stock provides that from and after the date that is nine months from the date of issuance, cumulative dividends shall accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  The Series A Preferred Stock held by the

Investor was issued on November 2, 2016, and as such, the Investor will be due such cumulative dividends as of August 2, 2017. Pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, all accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027, the Company is prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  The Company intends to pay the Series A Preferred Stock dividend which will be $1.6 million annually, or $0.4 million quarterly.

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

Effect if Actual Results Differ From Assumptions

We believe that the fair value of the reporting unit exceeds the carrying amount and therefore no impairment has been recorded for goodwill. If these assumptions are not correct, this could impact the carrying value of our goodwill assets if the discounted cash flows are less than the carrying value. If the discounted cash flows are less than the carrying value, an impairment would be recorded to the extent the fair value of such assets is less than their carrying value. The estimate of fair value would be a judgment made by management regarding future cash flows that could differ, possibly materially, from actual results.

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

Effect if Actual Results Differ From Assumptions

        Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated total useful lives of depreciable assets would have increased depreciation expense by approximately $1.4 million for fiscal 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

On December 1, 2014, the Company completed its Debt Restructure as discussed more fully in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” providing for the prepayment of certain of its debt owed to EPR and the restructuring of all then existing loan terms.  Debt owed to EPR as of April 30, 2017 was $93.2 million, exclusive of the debt to fund the Hunter Mountain acquisition described below.  The interest rate on this debt is subject to fluctuation, but the interest rate can be only increased by a factor of 1.015 annually. At the factor of 1.015, the additional annual interest expense on this variable rate outstanding debt is approximately $0.15 million.

In addition, effective as of January 6, 2016 we incurred $21.0 million of debt to fund a portion of the purchase price for the acquisition of Hunter Mountain and other costs pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, as more fully discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The interest rate relating to this debt increases by a factor of 1.0175 annually. At the factor of 1.0175, the additional annual interest expense on this variable rate outstanding debt is approximately $0.03 million.

On January 6, 2017, the Company elected to convert $10.0 million of the outstanding amount under the Line of Credit Agreement to a term loan evidenced by the Royal Banks Note, of which $9.9 million remained outstanding at April 30, 2017. This amount outstanding under the Royal Banks Note and $1.75 million of the total outstanding debt that remains outstanding as of April 30, 2017 under the Initial Line of Credit Note entered into pursuant to the Line of Credit Agreement accrues interest at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  If interest rates increased 1% on these non-capped variable debt instruments, the additional interest cost to the Company would be approximately $0.12 million for one year. We do not perform any interest rate hedging activities related to our outstanding debt.

Item 8. Financial Statement and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peak Resorts, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Peak Resorts, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak Resorts, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

St. Louis, Missouri

July 13, 2017

F - 2

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Years ended April 30,
	2017	2016	2015

Revenues	$123,249	$95,729	$104,858
Costs and expenses
Resort operating expenses	87,319	72,215	72,670
Depreciation and amortization	12,713	10,709	9,450
General and administrative expenses	5,431	4,513	4,088
Land and building rent	1,395	1,386	1,440
Real estate and other taxes	2,322	1,932	1,828
	109,180	90,755	89,476
Other operating income
Gain on settlement of lawsuit	-	-	2,100
Gain on involuntary conversion	-	195	-

Income from operations	14,069	5,169	17,482

Other income (expense)
Interest, net of interest capitalized of $1,545, $867, and $488 in 2017, 2016, and 2015 respectively	(12,473)	(10,814)	(15,458)
Defeasance fee paid with debt restructure	-	-	(5,000)
Gain on sale/leaseback	333	333	333
Other income	61	8	11
	(12,079)	(10,473)	(20,114)

Earnings (loss) before income tax expense (benefit)	1,990	(5,304)	(2,632)
Income tax expense (benefit)	749	(2,078)	(778)
Net earnings (loss)	$1,241	$(3,226)	$(1,854)

Basic earnings (loss) per share	$0.03	$(0.23)	$(0.22)

Diluted earnings (loss) per share	$0.03	$(0.23)	$(0.22)

Cash dividends declared per common share	$0.1400	$0.4125	$0.2466

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	April 30,	April 30,
Assets	2017	2016
Current assets
Cash and cash equivalents	$33,665	$5,396
Restricted cash balances	11,113	61,099
Accounts receivable	5,083	4,772
Inventory	2,215	2,730
Deferred income taxes	591	1,092
Prepaid expenses and deposits	2,183	2,680
	54,850	77,769
Property and equipment-net	188,143	192,178
Land held for development	37,583	37,542
Restricted cash, construction	33,700	-
Intangible assets, net	788	846
Goodwill	4,825	5,009
Other assets	648	619
	$320,537	$313,963
Liabilities and Stockholders' Equity
Current liabilities
Acquisition line of credit	$4,500	$15,500
Accounts payable and accrued expenses	12,371	18,696
Accrued salaries, wages and related taxes and benefits	1,035	919
Unearned revenue	14,092	13,233
EB-5 investor funds in escrow	500	52,004
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	3,592	2,456
	36,423	103,141
Long-term debt	174,785	118,343
Capitalized lease obligation	2,708	4,419
Deferred gain on sale/leaseback	2,845	3,178
Deferred income taxes	12,474	12,672
Other liabilities	540	576

Commitments and contingencies

Preferred stock, $.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 and 0 issued at April 30, 2017 and 2016, respectively	17,001	-

Stockholders' Equity
Common stock, $.01 par value per share, 20,000,000 shares authorized, 13,982,400 shares issued	140	140
Additional paid-in capital	86,372	82,728
Accumulated Deficit	(12,751)	(11,234)
	73,761	71,634
	$320,537	$313,963

See Notes to Consolidated Financial Statements.

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended April 30,

	2017	2016	2015
Cash Flows from Operating Activities
Net earnings (loss)	$1,241	$(3,226)	$(1,854)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Deferred income tax	303	(2,078)	(946)
Depreciation and amortization of property and equipment and intangibles	12,713	10,709	9,450
Amortization and write off of deferred financing costs	1,133	291	141
Amortization of other liabilities	(36)	(36)	(36)
Gain on sale/leaseback	(333)	(333)	(333)
Stock based compensation	198	190	-
Gain on involuntary conversion	-	(195)	-
Changes in operating assets and liabilities:

Accounts receivable	(311)	(2,738)	(1,243)
Inventory	515	(806)	(42)
Prepaid expenses and deposits	497	(504)	(497)
Other assets	155	84	(202)
Accounts payable and accrued expenses	(4,387)	7,459	1,245
Accrued salaries, wages and related taxes and benefits	116	(258)	41
Unearned revenue	859	1,634	1,148

Net cash provided by operating activities	12,663	10,193	6,872

Cash Flows from Investing Activities
Additions to property and equipment	(11,454)	(12,407)	(12,116)
Business combination (net of cash acquired of $1,640)	-	(33,360)	-
Additions to land held for development	(41)	(1,358)	(109)
Proceeds from involuntary conversion	-	459	-
Change in restricted cash	16,286	(23,580)	(24,456)
Net cash provided by (used in) investing activities	4,791	(70,246)	(36,681)

Cash Flows from Financing Activities
Borrowings on long-term debt	51,533	1,250	-
Borrowings on line of credit and bridge loan	10,000	-
Gross proceeds from issuance of preferred stock	20,000	-	-
Issuance costs associated with issuance of preferred stock	(353)	-	-
Proceeds from hunter loan financing	-	36,500	-
Additions to (release from) to EB-5 investor funds held in escrow	(51,504)	22,002	30,002
Net proceeds from issuance of common stock	-	-	82,253
Payment on long-term debt and capital lease obligations	(2,412)	(2,080)	(77,058)
Payment on line of credit and bridge loans	(11,000)	-	-
Payment of deferred financing costs	(4,470)	(1,383)	(198)
Distributions to stockholders	(979)	(7,689)	(1,527)
Net cash provided by financing activities	10,815	48,600	33,472

Net Increase (Decrease) in Cash and Cash Equivalents	28,269	(11,453)	3,663

Cash and Cash Equivalents, beginning of year	5,396	16,849	13,186

Cash and Cash Equivalents, end of year	$33,665	$5,396	$16,849

Supplemental Schedule of Cash Flow Information
Cash paid for interest, including $1,545, 867 and $488 capitalized in 2017, 2016 and 2015, respectively	$13,273	$11,007	$15,810

Supplemental Disclosure of Noncash Investing
and Financing Activities
Capital lease agreements to acquire equipment	$83	$3,950	$2,028
Land held for development financed with long-term borrowings	-	404	-
Assets under construction change in accounts payable (actual balance in accounts payable $542, $3,459 and $0 as of 4/30/17, 4/30/16 and 4/30/15, respectively)	(2,917)	3,459	-
Declared dividend not yet paid	979	-	-
Accretive dividend - preferred stock	800	-	-

See Notes to Consolidated Financial Statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands except share data)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Dollars	Capital	Deficit)	Total

Balances, April 30, 2014	3,982,400	$40	$385	$3,063	$3,488

Issuance of common stock, net of issuance cost	10,000,000	100	82,153	-	82,253
Net loss	-	-	-	(1,854)	(1,854)
Dividends declared	-	-	-	(3,449)	(3,449)

Balances, April 30, 2015	13,982,400	140	82,538	(2,240)	80,438

Net loss	-	-	-	(3,226)	(3,226)
Dividends declared	-	-	-	(5,768)	(5,768)
Stock based compensation	-	-	190	-	190

Balances, April 30, 2016	13,982,400	140	82,728	(11,234)	71,634

Issuance of warrants in a private placement	-	-	3,446	-	3,446
Net earnings	-	-	-	1,241	1,241
Dividends declared - common stock	-	-	-	(1,958)	(1,958)
Accretive dividend - preferred stock	-	-	-	(800)	(800)
Stock based compensation	-	-	198	-	198

Balances, April 30, 2017	13,982,400	$140	$86,372	$(12,751)	$73,761

See Notes to Consolidated Financial Statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended April 30, 2017, 2016 and 2015

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

Principles of consolidation:  The consolidated financial statements include the accounts of Peak Resorts, Inc., the parent company, and all of its wholly owned subsidiaries, hereinafter collectively referred to as the "Company": Boulder View Tavern, Inc., Deltrecs, Inc. (Deltrecs, Inc. has two wholly owned subsidiaries: Boston Mills Ski Resort, Inc. and Brandywine Ski Resort, Inc.), Hidden Valley Golf Course, Inc., JFBB Ski Areas, Inc. (doing business as "Jack Frost" and "Big Boulder"), L.B.O. Holding, Inc. (doing business as "Attitash Mountain"), Mad River Mountain, Inc., Mount Snow Ltd. (and its wholly owned subsidiaries) West Lake Water Project, LLC, Carinthia Ski Lodge LLC, Mount Snow Development and Build LLC, Mount Snow GP Services LLC, Paoli Peaks, Inc., S N H Development, Inc. (doing business as "Crotched Mountain"), Snow Creek, Inc., Sycamore Lake, Inc. (doing business as "Alpine Valley"), WC Acquisition Corp. (doing business as "Wildcat Mountain Ski Area"), and Hunter Mountain Acquisition, Inc. (Hunter Mountain Acquisition, Inc. has six wholly owned subsidiaries Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rental, Inc., Hunter Resort Vacation, Inc., Hunter Mountain Base Lodge, Inc., and Frostyland, Inc.).  All material intercompany transactions and balances have been eliminated.

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

Additionally, all credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. The majority of payments due from banks for third-party credit card and debit card transactions process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $2,379 and $1,841 at April 30, 2017 and 2016, respectively.

Restricted cash: The provisions of certain of the Company's debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment through December 31 of each fiscal year.  In the absence of an event of default under the Company's promissory notes, the requirement to maintain such a deposit is eliminated when the Mount Snow Development Debt discussed in Note 4 is repaid in full. Restricted cash classified as a current asset at April 30, 2017 and 2016 is comprised of the interest related escrow balances.  The 2016 balance also included $52 million of EB-5 investors funds held in escrow.

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

Deferred financing costs:  Debt issuance expenses, included in long-term debt in the accompanying consolidated balance sheets, incurred in connection with certain indebtedness are being amortized under the straight-line basis which approximates the interest method over the term of the related debt.

Goodwill and intangible assets:    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of March 31 and at any time when events or circumstances suggest impairment may have occurred. The Company’s resorts are reporting units and two reporting units have goodwill. The testing for impairment consists first of an assessment of qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.  The Company determines, based on a qualitative assessment, whether it is more likely than not that its fair value is less than its carrying amount.  If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, a quantitative assessment would then be completed.   If, based on the quantitative analysis, the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. For the quantitative testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units based upon a discounted future cash flow analysis.  During 2017, 2016 and 2015, the Company determined no impairment existed.

With the Hunter Mountain acquisition, the Company now has recorded two intangible assets.  The intangible assets are customer relationships and trade names.  Both of these assets are definite-lived assets and have estimated useful lives of 15 years.  The Company utilizes straight-line amortization for these intangibles.  The intangibles were valued at their fair value at the acquisition date using discounted cash flow models.

Long-lived assets: The Company evaluates potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended April 30, 2017,  2016 and 2015.

Restricted cash, construction:  The Company has received funds from the EB-5 Program discussed above in the “Restricted cash” policy that have been earmarked for the construction of the West Lake Water Project and Carinthia Ski Lodge.  These funds will be released as qualified expenses of the project are incurred.  The funds are considered non-current as they are associated with property and equipment.

Preferred stock: The Company considers whether substantive redemption features exist in the instrument in which case it may be classified outside of equity, such as temporary equity or as a liability. Additionally, the Company evaluates whether the instrument contains any embedded or stand-alone instruments, which require separate recognition.  The Company presents mandatorily redeemable preferred stock as a liability and contingently redeemable preferred stock and preferred stock that is redeemable outside the control of the Company as temporary equity on the consolidated balance sheets.

Warrants: The Company accounts for its warrants as either equity or liability awards based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as a liability are recorded at fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.  When warrants are issued in conjunction with preferred stock, the warrants are recorded based on the proceeds received allocated to the two elements’ relative fair values.  The Company has recorded the fair value of the warrants at $3.4 million.

Basic and diluted earnings (loss) per common share: Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares issued and outstanding for the period. Net income (loss) available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretions of discounts on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of year-end. In addition, for diluted earnings (loss) per common share, net income (loss) available to common shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. This adjusted net income (loss) is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants, and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock and outstanding warrants and stock options are excluded from the computation of diluted earnings (loss) per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock and if-converted methods.

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

Advertising costs:  Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended April 30, 2017, 2016 and 2015 was $2,700, $2,784, and  $2,155, respectively.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, also provides guidance with respect to the accounting for uncertainty in income taxes recognized in a Company’s consolidated financial statements, and it prescribes a recognition threshold and measurement attribute criteria for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not have any material uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 due to the statute of limitations.

The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.

Recent accounting pronouncements:

In July 2015, the FASB issued guidance in Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory” ("ASU 2015-11”), which requires the Company to subsequently measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. For public business entities, the guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this update should be applied prospectively with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. The Company plans to evaluate the impact of the adoption of ASU 2015-11 during fiscal year 2018 on the consolidated financial statements, systems, and internal controls of the Company.  Based on the results of the evaluation, the Company will determine a transition approach and determine the full impact of the adoption on the consolidated financial statements.

In November 2015, the FASB issued guidance in ASU 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Pursuant to the JOBS Act, the Company is permitted to adopt the standard for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015‑17 on the presentation of the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”); ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”); and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).  The new revenue standards require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standards will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles when they become effective and permit the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standards become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Pursuant to the JOBS Act, the Company is permitted to adopt the standards for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period.  The Company currently expects to adopt the new revenue standards utilizing the full retrospective transition method.  The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Pursuant to the JOBS Act, the Company is permitted to adopt the standard for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The new guidance is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows.  For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method to all periods presented.  The Company expects to implement this standard in its first quarter of fiscal year 2020 utilizing the retrospective transition method. The Company, although still evaluating the impact, believes the adoption of this accounting standard will have an impact on the Company’s presentation of the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)” (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 on a prospective basis. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

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

Note 2. Property and Equipment

Property and equipment consists of the following at April 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Land and improvements	$35,609	$35,321
Buildings and improvements	86,685	86,914
Equipment, furniture and fixtures	171,934	163,373

	294,228	285,608
Less: accumulated depreciation and amortization	106,085	93,430
	$188,143	$192,178

At April 30, 2017 and 2016, equipment with a cost of $7,753 and $7,668, respectively, and accumulated depreciation of $1,084 and $800, respectively, was subject to the capital leases discussed in Note 11.

Depreciation expense for the years ended April 30, 2017, 2016, and 2015 totaled $12,655,  $10,690, and $9,450, respectively.

Note 3. Goodwill and Intangible Assets

Goodwill

The goodwill balance as of April 30, 2017 and 2016 was $4,825 and $5,009, respectively, which is included in our single business segment, resort operations.  The goodwill balance is related to the Hunter Mountain and Alpine Valley acquisitions.  The goodwill balances represent the excess of the purchase price over the net assets acquired.  Goodwill is not amortized, but tested periodically for impairment.  The Company did not record any impairment of goodwill for the years ended April 30, 2017, 2016, and 2015.

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from May 1, 2015 to April 30, 2017 (in thousands):

Balances as of May 1, 2015
Aggregate goodwill acquired	$ 627
Goodwill	627
Goodwill acquired	4,382

Balances as of April 30, 2016
Aggregate goodwill acquired	5,009
Goodwill	5,009
Other adjustments	(184)

Balances as of April 30, 2017
Aggregate goodwill acquired	4,825
Goodwill	$ 4,825

Intangible Assets

Intangible assets at April 30, 2017 and 2016 consisted of the following (dollars in thousands):

		April 30, 2017
	Life (years)	Gross carrying amount	Accumulated amortization	Net book value

Trade name	15	$768	$69	$699
Customer relationships	15	97	8	89
		$865	$77	$788

		April 30, 2016

	Life (years)	Gross carrying amount	Accumulated amortization	Net book value

Trade name	15	$768	$17	$751
Customer relationships	15	97	2	95
		$865	$19	$846

Amortization expense for the years ended April 30, 2017, 2016 and 2015 was $58,  $19 and $0 respectively.  Amortization expense for intangible assets for the next five fiscal years is estimated to be $58 each year.

Note 4. Long‑term Debt / Line of Credit

Long‑term debt at April 30, 2017 and 2016 consisted of borrowings pursuant to the loans and other credit facilities discussed below (dollars in thousands):

	April 30, 2017	April 30, 2016
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at April 30, 2017 and 11.10% at April 30, 2016); remaining principal and interest due on December 1, 2034	$51,050	$51,050
Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at April 30, 2017 and 10.13% at April 30, 2016); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments (1.0% at April 30, 2017); remaining principal and interest due on December 27, 2021	30,000	-
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments (1.0% at April 30, 2017); remaining principal and interest due on December 27, 2021	21,500	-
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at April 30, 2017 and 8.0% at April 30, 2016); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017); remaining principal and interest due on January 6, 2020	9,875	-
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at April 30, 2017 and 10.56% at April 30, 2016); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,425	3,612
Other debt	2,870	3,231

Less unamortized debt issuance costs	(5,240)	(1,903)

	176,592	119,102

Less: current maturities	1,807	759
	$174,785	$118,343

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

Over the years, the Company has depreciated the book value of these properties pursuant to applicable accounting rules, and as such, it has a low basis in the properties. As a result, the Company expects to realize significant gains on the sale of the properties to EPR if the option is exercised. The Company will be required to pay capital gains tax on the difference between the purchase price of the properties and the tax basis in the properties, which is expected to be a substantial cost. To date, EPR has not exercised the option.

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

 The Master Credit Agreement further provides that in addition to interest payments, the Company must pay the following with respect to all restructured debt other than the Attitash/Mount Snow Debt: an additional annual payment equal to 10% of the gross receipts attributable to the properties serving as collateral of the restructured debt (other than Mount Snow) for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable pursuant to the notes governing the restructured debt (other than with respect to the Attitash/Mount Snow Debt) for the immediately preceding year by (ii) 10%.  The Company must pay the following with respect to the Attitash/Mount Snow Debt: an additional annual payment equal to 12% of the gross receipts generated at Mount Snow for such year in excess of an amount equal to the quotient obtained by dividing (i) the annual interest payments payable under the note governing the Attitash/Mount Snow Debt for the immediately preceding year by (ii) 12%.  An additional interest payment of $0.2 million was due for the years ended April 30, 2016 and 2017.

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

Financial covenants set forth in the Master Credit Agreement consist of a maximum leverage ratio (as defined in the Master Credit Agreement) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, and a consolidated fixed charge coverage ratio (as defined in the Master Credit Agreement) covenant. As modified by the Modification Agreement, no later than 30 days after the closing of the Private Placement with CAP 1 LLC, as defined in Note 5, “Private Placement,”  the Company shall deliver to the lender either (the “One Month Interest Obligation”) (i) a letter of credit in favor of the lender in the amount equal to one month of the lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash equal to the same amount. The terms of the Modification Agreement further provide that the lender may draw upon any letter of credit issued pursuant to the Modification Agreement upon the occurrence of certain events (the “Letter of Credit Events”), including, but not limited to, (i) any event of default under the EPR Credit Agreements; (ii) the Company’s failure to maintain a consolidated fixed charge coverage ratio of 1.50:1.00 on a rolling four quarter basis, as calculated pursuant to the terms of the EPR Credit Agreements, on or after May 1, 2017; and (iii) at any time within 60 days prior to the expiration date of any letter of credit. In the event of the occurrence of any Letter of Credit Events, the Company must replace the One Month Interest Obligation with (i) a replacement letter of credit in favor of the lender in the amount equal to three months of lease payment obligations and debt service payments, as defined in the EPR Credit Agreements; or (ii) cash in the same amount. Pursuant to the terms of the Modification Agreement, the Company must obtain the consent of the lender prior to redeeming any preferred or common stock.  The Private Placement closed on November 2, 2016, and the Company provided EPR with the One Month Interest Obligation letter of credit (the “Interest Letter of Credit”) in the amount of $1.1 million on December 1, 2016 in accordance with the terms of the Modification Agreement. The Interest Letter of Credit is collateralized by a certificate of deposit in the amount of $1.1 million.  The Master Credit Agreement prohibits the Company from paying dividends if the fixed charge coverage ratio is below 1.25:1.00 and during default situations. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above. As of April 30, 2017, the Company is in compliance with all debt covenants.

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

Rates as of April 30,	Attitash/Mount Snow Debt	Credit Facility Debt	Hunter Mountain Debt	Sycamore Lake/(Alpine Valley) Debt
2017(1)	11.26%	10.28%	8.14%	10.72%
2018	11.43%	10.43%	8.28%	10.88%
2019	11.60%	10.59%	8.43%	11.04%
2020	11.77%	10.75%	8.57%	11.21%
2021	11.95%	10.91%	8.72%	11.38%
2022	12.13%	11.07%	8.88%	11.55%

(1)  For 2017, the dates of the rates presented are as follows: (i) April 1, 2017 for the Attitash/Mount Snow Debt; (ii) October 1, 2016 for the Credit Facility Debt; (iii) February 1, 2017 for Hunter Mountain Debt and (iv) December 1, 2016 for the Sycamore Lake (Alpine Valley) Debt.

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

 The Hunter Mountain Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence or guaranty of certain additional debt and liens. Financial covenants and dividend restrictions set forth in the Hunter Mountain Credit Agreement are identical to those set forth in the Master Credit Agreement, as modified by the Modification Agreement, described above.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount.  During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above. As of April 30, 2017, the Company is in compliance with all debt covenants.

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

Future aggregate annual principal payments under all indebtedness, not including deferred financing costs, reflected by fiscal year are as follows (in thousands):

April 30
2018	$2,756
2019	1,284
2020	9,104
2021	2,834
2022	51,693
Thereafter	114,161
$181,832

Deferred financing costs are net of accumulated amortization of $1,615 and $482 at April 30, 2017 and 2016, respectively. Amortization of deferred financing costs for the years ended April 30, 2017, 2016 and 2015 was $1,133,  $291 and $141, respectively. Amortization of deferred financing costs will be $949 for the years ending April 30, 2018 and 2019,

$941 for the year ending April 30, 2020, $932 for the year ending April 30, 2021 and $652 for the year ending April 30, 2022.

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

As of April 30, 2017, a total of $4.5 million remained outstanding under the Line of Credit Agreement, which includes $1.75 million borrowed pursuant to the terms of the Initial Line of Credit Note and $2.75 million borrowed pursuant to the Second Line of Credit Note. The remaining line of credit debt is included as a current liability given the initial 12-month term. The Company intends to either pay or convert the full amount due on each note on or prior to their respective due dates.

Interest on the amounts borrowed pursuant to the Initial Line of Credit Note is charged at the prime rate plus 1.0%, provided that past due amounts shall be subject to higher interest rates and late charges.  The effective rate at April 30, 2017 was 5.0% on the line of credit borrowings made pursuant to the Initial Line of Credit Note.

Interest on the amount borrowed pursuant to the Second Line of Credit Note is charged at 6.00% per annum, provided that past due amounts shall be subject to higher interest rates and late charges. The Company is required to make interest only payments under the Second Line of Credit Note.

The Line of Credit Agreement includes restrictions or limitations on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens. Financial covenants set forth in the Line of Credit Agreement consist of a maximum leverage ratio (as defined in the Line of Credit Agreement) of 65%, above which the Company is prohibited from incurring additional indebtedness, and a debt service coverage ratio (as defined in the Line of Credit Agreement) of 1.25:1.00 on a fiscal year basis.  The Line of Credit Agreement requires that the Company comply with the consolidated fixed charge coverage ratio requirements and provisions set forth in the Master Credit Agreement, as modified by the Modification Agreement, and includes identical dividend payment restrictions as the Master Credit Agreement.  In accordance with the terms of the Modification Agreement, the Company provided EPR with the Interest Letter of Credit on December 1, 2016 in the amount of $1.1 million, collateralized by a certificate of deposit for the same amount. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratios fell below the required ratios, resulting in the actions described above.  As of April 30, 2017, the Company is in compliance with all debt covenants.

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

The Mount Snow development projects include: (i) the West Lake Water Project, which includes the construction of a new water storage reservoir for snowmaking; and (ii) the Carinthia Ski Lodge Project, which includes the construction of a new skier service building. In December 2016, the first I-526 petition submitted by an investor in the EB-5 Program was approved, and the $52.0 million was released from escrow to the Partnership. Upon release of the EB-5 Program funds, the Company was reimbursed in full for the approximately $15.0 million that the Company had invested in the construction of the Mount Snow development projects while awaiting release of the funds. The remaining balance is included in long-term asset restricted cash, construction, due to the earmark associated with the Mount Snow development project.

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

Note 5. Private Placement

Purchase Agreement

On August 22, 2016, the Company entered into the securities purchase agreement (the “Securities Purchase Agreement”) with CAP 1 LLC (the “Investor”) in connection with the sale and issuance (the “Private Placement”) of $20 million in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and three warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), as follows: (i) 1,538,462 shares of Common Stock at $6.50 per share; (ii) 625,000 shares of Common Stock at $8.00 per share; and (iii) 555,556 shares of Common Stock at $9.00 per share.

The Securities Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement, as long as (i) there is no material adverse effect; (ii) the average closing price of the Common Stock for the ten trading days prior to the execution of the documents for such additional shares is not less than the average closing price of the Common Stock for the ten trading days prior to the execution of the Securities Purchase Agreement ($4.79); (iii) the Investor is reasonably satisfied with the manner in which the Company intends to use the net cash proceeds of such issuance; and (iv) the Company has successfully implemented an EB-5 Program with respect to Mount Snow and one investor’s application has approved.  The Company’s right to require the additional purchase expires two years from the closing of the Private Placement.

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

In addition, upon a change of control, any holder of Series A Preferred Stock shall have the right to elect to have all or any portion of its then outstanding Series A Preferred Stock redeemed for cash at the Redemption Price by the Company or the surviving entity of such change of control.  The Redemption Price may, at the option of the Company, be paid in shares of common stock.  The change in control redemption features results in the Company not being solely in control of the redemption feature.  This means the Company does not control settlement by delivery of its own common shares (because, there is no cap on the maximum number of common shares that could be potentially issuable upon redemption). As such cash settlement of the instrument could be presumed and the instrument is currently classified as temporary equity. As of April 30, 2017, the Series A Preferred Stock has not been adjusted to its redemption amount as the Company does not currently expect to exercise its redemption option and a change of control is not within the Company’s control.

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

The following table shows the warrants outstanding for the year ending April 30, 2017.

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

The Company is not required to effect more than four short-form registrations or two long-form registrations during any nine-month period or any demand registration unless the number of registrable securities sought to be registered is at least 30% of the registrable securities for a short-form registration or 50% of the registrable securities for a long-form registration and, in any event, not less than 100,000 registrable securities. The Company may delay the filing of or causing to be effective any registration statement if the Company determines in good faith that such registration will (i) materially and adversely affect the negotiation or consummation of any actual or pending material transaction; or (ii) otherwise have a material adverse effect, provided that the Company may not exercise such right to delay more than once in any consecutive 12 month period or for more than 90 days. The Registration Rights Agreement also includes customary provisions regarding market standoffs, registration procedures and expenses, blackout periods, indemnification, reporting required to comply with Rule 144 under the Securities Act of 1933, as amended, and confidentiality.  The Company must apply commercially reasonable efforts to undertake these actions.

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

Note 6. Income Taxes

The provision for income taxes for the years ended April 30, 2017, 2016,  and 2015 consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$59	$-	$-
State taxes based on income	27	-	168
	86	-	168
Deferred:
Federal	589	(1,753)	(895)
State	(22)	(325)	(51)
	567	(2,078)	(946)
	653	(2,078)	(778)
Income tax related purchase accounting adjustments	96	-	-
	$749	$(2,078)	$(778)

Deferred income taxes consist of the following at April 30, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets:
Deferred gain on sale/leaseback	$1,081	$1,194
Accrued compensation	341	238
Unearned revenue	916	897
Net operating loss carryforwards	10,425	11,146
	12,763	13,475

Deferred tax liabilities:
Property and equipment	(24,646)	(25,055)
	(24,646)	(25,055)
	$(11,883)	$(11,580)

Deferred income taxes are included in the April 30, 2017 and 2016 consolidated balance sheets as follows (in thousands):

	2017	2016
Current assets	$591	$1,092
Noncurrent liabilities	(12,474)	(12,672)
	$(11,883)	$(11,580)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Based on the reversal patterns of existing taxable temporary differences, the net deferred tax assets will be recovered. There was no valuation allowance deemed necessary.

Loss carryforwards for tax purposes as of April 30, 2017, have the following expiration dates (in thousands):

Amount
Expiration date
2031	$11,336
2032	1,939
2033	2,907
2034	343
2035	10,680
$27,205

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

For fiscal years 2017, 2016, and 2015, the expected income tax rate differs from the statutory rate as follows (in thousands):

	2017	2016	2015
Computed expected tax expense (benefit)	$677	$(1,804)	$(895)
Increase (decrease) in income tax expense (benefit) resulting from:
Permanent differences	35	38	41
State income tax	2	(325)	60
Other	35	13	16
Income tax expense (benefit)	$749	$(2,078)	$(778)

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

The Company accounts for unrecognized tax benefits also in accordance with ASC 740,  which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution to any related appeals or litigation, based solely on the technical merits of the position. The Company has no accrual for interest or penalties related to uncertain tax positions at April 30, 2017 and 2016, and did not recognize interest or penalties in the consolidated statements of income (loss) during the years ended April 30, 2017, 2016,  and 2015.

The major jurisdictions in which the Company files income tax returns include the federal and state jurisdictions within the United States. The tax years after 2010 remain open to examination by federal and state taxing jurisdictions. However, the Company has net operating losses beginning in 2001 which would cause the statute of limitations to remain open for the year in which the net operating losses was incurred.

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

The Company does not have any unrecognized tax benefits and has not incurred any interest and penalties for fiscal years 2017, 2016,  and 2015.

Note 7.  Acquisition

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

The Company financed $20.0 million of the acquisition price pursuant to the terms of the Hunter Mountain Credit Agreement and Hunter Mountain Note with EPR, which bears interest at a rate of 8.0%, subject to annual increases as discussed in Note 4, “Long-term Debt/Line of Credit.”  The Company borrowed an additional $1.0 million under the Hunter Mountain Credit Agreement to fund closing and other costs. Debt under the Hunter Mountain Note requires monthly interest payments until its maturity on January 5, 2036. An additional $15.0 million of the Hunter Mountain acquisition price was financed through a draw on the Company’s line of credit with Royal Banks of Missouri, of which the outstanding balance was converted to a term loan that bears interest at the prime rate plus 1.0% and matures on January 6, 2020.

Hunter Mountain’s results of operations are included in the accompanying consolidated financial statements for the year ended April 30, 2016 from the date of acquisition. The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,640
Accounts receivable	395
Inventories	341
Prepaids	246
Buildings and improvements	14,052
Land	6,200
Equipment	19,120
Other assets	4
Goodwill	4,382
Intangible assets	865
Total assets acquired	47,245
Accounts payable and accrued expenses	1,481
Accrued salaries, wages and related taxes & benefits	250
Unearned revenue and deposits	2,993
Capital Lease Obligations	1,724
Deferred tax liability	5,797
Net assets acquired	$35,000

The Company adjusted the purchase price allocation in the fourth quarter of 2016 as a result of obtaining more information regarding the values of certain assets and liabilities.  The adjustments were primarily to increase (decrease) buildings and improvements, equipment, intangible assets, goodwill, and the deferred tax liability by $752,  $7,470,  $865,  $(6,280), and $3,085, respectively. The income statement effect related to these adjustments was not material.

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

The revenue and net loss included in the accompanying consolidated statements of income (loss) for the year ended April 30, 2016 resulting from the Hunter Mountain acquisition since the acquisition date (January 6, 2016) were $13,614 and $3,083, respectively.

The following presents the unaudited pro forma consolidated financial information as if the acquisition of Hunter Mountain was completed on May 1, 2014, the beginning of the Company's 2015 fiscal year. The following pro forma financial information includes adjustments for depreciation and interest paid pursuant to the Hunter Mountain Note and property and equipment recorded at the date of acquisition. This pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on May 1, 2014 (in thousands except per share data):

	(Unaudited)
	Year ended April 30
	2016	2015
Net revenues	$102,860	$132,233
Net loss	$(9,776)	$(1,426)
Pro forma basis and diluted loss per share	$(0.70)	$(0.17)

N

Note 8. Sale/Leaseback

In November 2005, the Company sold Mad River Mountain and simultaneously leased the property back for a period of 21 years. The resultant gain was deferred and is being ratably recognized in income over the term of the lease.

Note 9.  Employee Benefit Plan

The Company maintains a tax-deferred savings plan for all eligible employees. Employees become eligible to participate after attaining the age of 21 and completing one year of service. Employee contributions to the plan are tax-deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended. Company matching contributions are made at the discretion of the board of directors. No contributions were made in 2017, 2016, and 2015.

On November 4, 2015, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. During fiscal 2017, the Company issued 46,770 restricted stock units to independent directors and officers.  During fiscal 2016, the Company issued 63,741 restricted stock units to independent directors, of which 5,334 were forfeited. As of April 30, 2017,  the Company has a remaining balance of 463,842 shares available for issuance.  The Company has recorded compensation expense of $0.2 million associated with these awards during fiscal 2017 and 2016.  The Company did not incur any compensation expense in fiscal 2015.

Note 10. Financial Instruments and Concentrations of Credit Risk

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

Accounts payable, accrued salaries and accrued expenses:  The carrying value of accounts payable, accrued salaries and accrued liabilities approximates fair value due to the short‑ term maturities of these amounts.

Unearned revenue:  The carrying value of unearned revenue approximate their fair value because of their short‑term nature.

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

Note 11. Commitments and Contingencies

Construction commitment: As of April 30, 2017, the Company had $3.9 million in third party commitments currently outstanding with its main contractor on the Mount Snow development project.

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

Leases:  The Company leases certain land, land improvements, buildings and equipment under non‑cancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the CPI with maximum annual percentage increases capped at 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The amount of contingent rentals was insignificant in all periods presented. Total rent expense under such operating leases was $1,669,  $1,732, and $1,756 for years ended April 30, 2017, 2016 and 2015, respectively. The Company also leases certain equipment under capital leases.

Future minimum rentals under all non‑cancelable leases with remaining lease terms of one year or more for years subsequent to April 30, 2017 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2018	$2,096	$1,653
2019	1,952	1,600
2020	937	1,564
2021	26	1,538
2022	1	1,555
Thereafter	-	7,284
	5,012	$15,194
Less: amount representing interest	519

4,493
Less: current portion	1,785
Long-term portion	$2,708

Off-balance sheet arrangement: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Note 12.  Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share for the years ended April 30, 2017, 2016 and 2015 is as follows (in thousands except share and per share data):

	2017	2016	2015
Net earnings (loss)	$1,241	$(3,226)	$(1,854)
Adjustment for preferred stock accretive dividends	(800)
Net earnings available to common shareholders for basic and diluted EPS	441	(3,226)	(1,854)
Weighted number of shares:
Common shares outstanding for basic and diluted earnings (loss) per share	13,982,400	13,982,400	8,420,756
Vested restricted stock units for basic and diluted earnings (loss) per share	35,238	12,893	-
	14,017,638	13,995,293	8,420,756
Basic earnings (loss) per share	0.03	$(0.23)	$(0.22)
Weighted number of shares:
Unvested restricted stock units for diluted earnings per share	23,654	-	-
	14,041,292	13,995,293	8,420,756
Diluted earnings (loss) per share	$0.03	$(0.23)	$(0.22)

The accounting treatment of the Series A Preferred Stock issued in connection with the Private Placement described in Note 5 is accounted for as temporary equity. As a result, the weighted average number of shares associated with the conversion are included in the diluted earnings (loss) per share calculation if the effect is not anti-dilutive even though the Company's stock price as of April 30, 2017 is lower than the conversion prices associated with Series A Preferred Stock. For 2017 basic earnings per share, the accretive dividend of $800 associated with the Series A Preferred Stock dividend free period has been deducted from net earnings to arrive at the net earnings available to common shareholders. For 2017, the Series A Preferred Stock effect has been excluded from the diluted earnings per share as the effect would be anti-dilutive.

Restricted stock units were granted during fiscal year 2016, but the 19,515 outstanding unvested units have not been included in the calculation of diluted earnings per share because the impact is anti-dilutive due to the net loss for the year ended April 30, 2016.

Note 13. Selected Quarterly Financial Data

Selected quarterly financial data for the years ended April 30, 2017, 2016 and 2015 is as follows (in thousands, except for per share data):

2017
Quarter ended (unaudited)

	Year ended April 30, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
Revenue	$123,249	$51,263	$56,385	$8,475	$7,126
Income (loss) from operations	$14,069	$17,607	$16,715	$(10,136)	$(10,117)
Net income (loss)	$1,241	$8,962	$8,165	$(7,982)	$(7,904)
Basic earnings (loss) per share	$0.03	$0.58	$0.58	$(0.57)	$(0.56)
Diluted earnings (loss) per share	$0.03	$0.52	$0.47	$(0.57)	$(0.56)

2016
		Quarter ended (unaudited)
	Year ended April 30, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
Revenue	$95,729	$45,475	$38,667	$6,155	$5,432
Other operating income - gain on involuntary conversion	$195	$-	$195	$-	$-
Income (loss) from operations	$5,169	$14,174	$8,833	$(8,875)	$(8,963)
Net income (loss)	$(3,226)	$7,041	$3,700	$(6,888)	$(7,079)
Basic and diluted earnings (loss) per share	$(0.23)	$0.50	$0.26	$(0.49)	$(0.51)

2015
		Quarter ended (unaudited)
	Year ended April 30, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
Revenue	$104,858	$47,047	$45,985	$6,230	$5,596
Other operating income - gain on settlement of lawsuit	$2,100	$-	$-	$2,100	$-
Income (loss) from operations	$17,482	$18,947	$14,498	$(6,887)	$(9,076)
Net income (loss)	$(1,854)	$9,780	$3,269	$(6,743)	$(8,160)
Basic and diluted earnings (loss) per share	$(0.22)	$0.70	$0.27	$(1.69)	$(2.05)

Note 14.  Related Party Transactions

In February 2016, a director was added to the Company’s board of directors.  This director is a partner at a law firm utilized by the Company.  In fiscal 2017, the Company incurred expenses of $393 with the firm.    In fiscal 2016, the Company incurred expenses of $196 with the firm.

Note 15. Subsequent Events

On July 12, 2017, the Company’s board of directors declared a second quarter fiscal 2018 cash dividend payable on August 11, 2017 to common shareholders of record on July 27, 2017 at a rate of $0.07 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2017, our internal control over financial reporting was effective.  This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period ending April 30, 2017 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

On July 12, 2017, the Company’s board of directors declared a second quarter fiscal 2018 cash dividend payable on August 11, 2017 to common shareholders of record on July 27, 2017 at a rate of $0.07 per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders ("2017 Proxy Statement") and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.  The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Equity Compensation Plan Information

On November 4, 2014, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. As of April 30, 2017,  463,842 shares remained available for issuance, as illustrated in the table below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	_	_	463,842
Equity Compensation Plans Not Approved by Security Holders	_	_	_
Total	_	_	463,842

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.  The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2017 Proxy Statement and is incorporated herein by reference.  The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

PEAK RESORTS, INC.

Date: July 13, 2017By:/s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: July 13, 2017By:/s/ Stephen J. Mueller

Stephen J. Mueller

Chief Financial Officer and Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Boyd Timothy D. Boyd	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 13, 2017
/s/ Stephen J. Mueller Stephen J. Mueller	Chief Financial Officer, Vice President and Director (Principal Financial Officer)	July 13, 2017
/s/ Christopher J. Bub Christopher J. Bub	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 13, 2017
/s/ Richard K. Deutsch Richard K. Deutsch	Vice President-Business and Real Estate Development and Director	July 13, 2017
/s/ Stanley W. Hansen Stanley W. Hansen	Director	July 13, 2017
/s/ Carl E. Kraus Carl E. Kraus	Director	July 13, 2017
/s/ Christopher S. O’Connor Christopher S. O’Connor	Director	July 13, 2017
/s/ David W. Braswell David W. Braswell	Director	July 13, 2017
/s/ Rory A. Held Rory A. Held	Director	July 13, 2017

EXHIBIT INDEX

Exhibit
Number	Description

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

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on December 8, 2016 and incorporated herein by reference).
3.2	Amended and Restated By-laws, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on September 8, 2016 and incorporated herein by reference).
4.1

Form of Peak Resorts, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

4.2

Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Peak Resorts, Inc. (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

4.3	Warrant No. 1 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.4	Warrant No. 2 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.5	Warrant No. 3 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
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
10.71

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of August 5, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference).

10.72

Securities Purchase Agreement dated August 22, 2016 between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.73

Voting Agreement dated August 22, 2016 among Peak Resorts, Inc., CAP 1 LLC, Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.74

Master Credit and Security Agreement among Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated as of September 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.75

Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Mount Snow, Inc., dated as of September 1, 2016 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.76

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

10.77

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

10.78

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

10.79

2014 Credit Agreement Letter, dated as of July 13, 2016, agreed to by Peak Resorts, Inc., as borrower representative, and EPT Ski Properties, Inc., EPT Mount Snow, Inc. and  EPT Mad River, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

10.80

Hunter Mountain Credit Agreement Letter, dated as of July 13, 2016, agreed to by Peak Resorts, Inc., as borrower representative, and EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

10.81

Waiver and Amendment of Securities Purchase Agreement, dated as of November 2, 2016, by and between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.82

Registration Rights Agreement, dated as of November 2, 2016, between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.83

Stockholders’ Agreement, dated as of November 2, 2016, among Peak Resorts, Inc., Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch and CAP 1 LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.84

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of January 6, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).

10.85	Peak Resorts, Inc. Annual Incentive Plan Document (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).
10.86

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.87

Non-Revolving Line of Credit Note from West Lake Water Project LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016. (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.88

Guaranty of Collection, dated as of December 27, 2016, from Peak Resorts, Inc. to Carinthia Group 1, L.P. and Carinthia Group 2, L.P with respect to the Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.89

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.90

Non-Revolving Line of Credit Note from Carinthia Ski Lodge LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.91

Guaranty of Collection, dated as of December 27, 2016, from Peak Resorts, Inc. to Carinthia Group 1, L.P. and Carinthia Group 2, L.P with respect to the Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of RSM US LLP.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E