Form 10-Q
period 2017-07-31
Peak Resorts Inc
filed 2017-09-07
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Emerging growth company ☒Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 6, 2017, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2017 (unaudited) and April 30, 2017	3

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2017 and 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2017 and 2016 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	July 31,	April 30,
	2017	2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$26,869	$33,665
Restricted cash balances	7,079	11,113
Income tax receivable	5,727	-
Accounts receivable	1,625	5,083
Inventory	2,395	2,215
Deferred income taxes	591	591
Prepaid expenses and deposits	2,541	2,183
Total current assets	46,827	54,850

Property and equipment, net	193,644	188,143
Land held for development	37,592	37,583
Restricted cash, construction	26,156	33,700
Goodwill	4,825	4,825
Intangible assets, net	774	788
Other assets	661	648
Total assets	$310,479	$320,537

Liabilities and Stockholders' Equity

Current liabilities:
Acquisition line of credit	$2,750	$4,500
Accounts payable and accrued expenses	13,842	12,371
Accrued salaries, wages and related taxes and benefits	1,092	1,035
Unearned revenue	14,762	14,092
EB-5 investor funds in escrow	-	500
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	3,622	3,592
Total current liabilities	36,401	36,423

Long-term debt	174,716	174,785
Capitalized lease obligations	2,343	2,708
Deferred gain on sale/leaseback	2,762	2,845
Deferred income taxes	12,474	12,474
Other liabilities	531	540
Total liabilities	229,227	229,775

Series A preferred stock, $.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares

issued and outstanding	17,401	17,001

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value per share, 20,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,435	86,372
Accumulated deficit	(22,724)	(12,751)
Total stockholders' equity	63,851	73,761
Total liabilities and stockholders' equity	$310,479	$320,537

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,
	2017	2016

Net revenue	$7,520	$7,126

Operating expenses:
Resort operating costs	13,539	11,764
Depreciation and amortization	3,145	3,217
General and administrative	1,248	1,372
Real estate and other non-income taxes	684	563
Land and building rent	353	327
Loss from Operations	(11,449)	(10,117)

Other (expense) income:
Interest, net of amounts capitalized of $431 and $384 in 2017
and 2016, respectively	(3,011)	(3,048)
Gain on sale/leaseback	83	83
Other income	55	2
	(2,873)	(2,963)

Loss before income taxes	(14,322)	(13,080)
Income tax benefit	(5,727)	(5,176)
Net loss	$(8,595)	$(7,904)

Less accretion of Series A preferred stock dividends	(400)	-
Net loss attributable to common shareholders	$(8,995)	$(7,904)

Basic and diluted loss per common share	$(0.64)	$(0.56)

Cash dividends declared per common share	$0.07	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended July 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(8,595)	$(7,904)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment
and intangibles	3,145	3,217
Amortization of deferred financing costs	236	161
Amortization of other liabilities	(9)	(9)
Gain on sale/leaseback	(83)	(83)
Stock based compensation	63	47
Changes in operating assets and liabilities:
Income tax receivable	(5,727)	(5,176)
Accounts receivable	3,458	2,876
Inventory	(180)	(71)
Prepaid expenses and deposits	(358)	44
Other assets	(13)	-
Accounts payable and accrued expenses	1,431	(1,247)
Accrued salaries, wages and related taxes and benefits	57	141
Unearned revenue	670	841
Net cash used in operating activities	(5,905)	(7,163)

Cash flows from investing activities:
Additions to property and equipment	(8,591)	(750)
Additions to land held for development	(9)	(8)
Change in restricted cash	11,578	5,153
Net cash provided by investing activities	2,978	4,395

Cash flows from financing activities:
Borrowings on long-term debt	-	33
(Payments) borrowings on line of credit and bridge loan	(1,750)	1,750
Release from EB-5 investor funds held in escrow	(500)	(1,500)
Payment on long-term debt and capital lease obligations	(610)	(474)
Payment of deferred financing costs	(30)	-
Distributions to stockholders	(979)	-
Net used in financing activities	(3,869)	(191)

Net decrease in cash and cash equivalents	(6,796)	(2,959)
Cash and cash equivalents, beginning of period	33,665	5,396
Cash and cash equivalents, end of period	$26,869	$2,437

Supplemental cash flow information:
Cash paid interest	$3,206	$3,040

Supplemental Disclosure of Noncash Investing
and Financing Activities:

Assets under construction included in accounts payable	$583	$700
Accretive dividend - preferred stock	$400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three months ended July 31, 2017 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017, filed with the Securities and Exchange Commission.

Nature of business

The Company is a leading owner and operator of high-quality, individually branded ski resorts in the U.S. and operates 14 ski resorts primarily located in the Northeast and Midwest, 13 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 1,859 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip lines, mountain coasters, mountain biking, hiking and other summer activities. The Company operates in a single business segment—ski resort operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Peak Resorts, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” under the JOBS Act of 2012, which provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, the Company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventory at "the lower of cost and net realizable value," simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of disposal. This ASU requires prospective adoption and will be applicable for the Company as of April 30, 2018. The Company does not expect the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred taxes,” which requires deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. This ASU may be adopted either prospectively or retrospectively, and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating which adoption method it will elect. As of July 31, 2017, the Company had deferred tax assets of $591 classified as current assets on its condensed consolidated balance sheet, which would be classified as long-term assets under the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements, and expects one significant impact to be the recognition of lease obligations and right of use assets for operating leases on its condensed consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs during 2015 and 2016. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.   The Company expects to adopt this ASU using the full retrospective approach and does not expect the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments. This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled, and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This ASU requires prospective adoption and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which clarifies the requirements for the presentation of changes in restricted cash balances on the statement of cash flows. This ASU requires retrospective adoption and will be applicable for the Company as of May 1, 2019, with early adoption permitted.    The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s presentation of its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the existing guidance for testing goodwill for impairment.  The new standard eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill. This standard will be applicable for the Company as of May 1, 2020, with early adoption permitted.  The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3. Income Taxes

Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized, and a valuation allowance would be provided if necessary.

Income tax receivable of $5,727 as of July 31, 2017, is a result of the expected tax rate for the Company’s fiscal year ending April 30, 2018, applied to its loss before income tax for the three months ended July 31, 2017. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

The Company does not have any material uncertain tax positions.

Note 4. Fixed Assets

The composition of property and equipment is as follows:

	July 31, 2017	April 30, 2017
Land and improvements	$35,689	$35,609
Buildings and improvements	86,695	86,685
Equipment, furniture and fixtures	180,428	171,934
	302,812	294,228
Less: accumulated depreciation and amortization	109,168	106,085
	$193,644	$188,143

Note 5. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:

	July 31, 2017	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	21,500	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at July 31, 2017 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.25% at July 31, 2017 and 5.0% at April 30, 2017); remaining principal and interest due on January 6, 2020	9,750	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,377	3,425
Other debt	2,768	2,870

Unamortized debt issuance costs	(5,035)	(5,240)
	176,522	176,592
Less: current maturities	1,806	1,807
	$174,716	$174,785

In addition to the credit facilities listed above, the Company maintains a $15,000 acquisition line of credit with Royal Banks of Missouri (the “Acquisition Line of Credit”) under which, as of July 31, 2017, $2,750 was outstanding. On August 5, 2017, the Company extended the maturity of the outstanding amount to November 5, 2017.

As of July 31, 2017, the Company was in compliance will all debt covenants under its various credit facility and debt agreements.

Royal Banks of Missouri Credit Facilities

On August 25, 2017, the Company entered into a conditional commitment agreement (the “Commitment Letter”) with Royal Banks of Missouri pursuant to which the bank agreed to provide a renewal of the Acquisition Line of Credit and a new $10,000 revolving working capital line of credit (together with the renewed Acquisition Line of Credit, the “Loans”). A portion of the renewed Acquisition Line of Credit is to be used to repay amounts outstanding under the Royal Banks of Missouri Debt, and to roll over the $2,750 outstanding under the existing Acquisition Line of Credit. The remainder of the renewed Acquisition Line of Credit may be used for future acquisitions.

The bank’s obligation to provide the Loans pursuant to the Commitment Letter is subject to a number of customary conditions, including, without limitation, the bank’s ability to secure participant lenders and the execution and delivery by the relevant parties of definitive loan documentation consistent with the Commitment Letter. The bank’s obligations to provide the Loans expire if the Loans have not been closed by October 18, 2017.

Under the terms of the Commitment Letter, the Loans will be payable in monthly interest only installments, charged at the bank’s prime rate plus 1.00 percent per annum, with any outstanding principal amounts due and payable in full within 14 months after the loan advance. The Company will be required to open a debt service account with the bank and deposit into the account an amount equal to one-third of the estimated annual interest due in connection with the Loans, subject to adjustment by the bank. It is intended that the terms and conditions of the Loans shall be similar to those set forth in the existing Master Credit and Security Agreement, dated as of December 1, 2014, between the Company and affiliates of EPR Properties, as amended and modified, including debt covenant requirements. Amounts outstanding will be secured by the assets of each of the subsidiary borrowers to the Acquisition Line of Credit.

Note 6. Financial Instruments and Credit Risk

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt.  For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the carrying amounts approximate fair value. The fair value of the Company’s long‑term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The interest rates on the Company’s long‑term debt are consistent with those currently available to the Company for borrowings with similar maturities and terms and, accordingly, their fair values are consistent with their carrying values.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company’s cash and cash equivalents and restricted cash are on deposit with financial institutions where such balances may, at times, be in excess of federally insured limits. The Company has not experienced any loss as a result of those deposits.

Note 7. Commitments and Contingencies

Loss contingencies

The Company is periodically involved in various claims and legal proceedings, many of which occur in the normal course of business. Management routinely assesses the likelihood of adverse judgments or outcomes, including consideration of its insurance coverage and, in the opinion of the Company’s management, the ultimate liabilities resulting from such claims and proceedings will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Construction Commitment

As of July 31, 2017, the Company had approximately $2,700 of commitments for construction projects at its Mount Snow ski resort.

Leases

The Company leases certain land, land improvements, buildings and equipment under noncancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the consumer price index with maximum annual percentage increases capped at rates between 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The Company paid no contingent rentals in the periods presented.

Restricted cash

The provisions of certain of the Company’s debt instruments generally require that the Company make and maintain a deposit, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.

Note 8. Stock-Based Compensation

Stock-based compensation expense of $63 and $47 was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three months ended July 31, 2017 and 2016, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan, the Company granted 2,190 restricted stock units (“RSUs”) during the three months ended July 31, 2017, with a weighted-average grant date fair value per unit of $5.64. No RSUs were granted during the three months ended July 31, 2016. As of July 31, 2017, 97,644 RSUs were outstanding, of which 49,818 were vested.

Note 9. Loss Per share

The computation of basic and diluted loss per share for the three months ended July 31, 2017 and 2016 is as follows:

	Three Months ended July 31,
	2017	2016
Net loss attributable to common shareholders	$(8,995)	$(7,904)
Weighted average number of shares:
Common stock	13,982,400	13,982,400
Outstanding vested Restricted Stock Units	49,818	38,892
	14,032,218	14,021,292
Basic and diluted loss per share	$(0.64)	$(0.56)

The Company’s 47,826 and 19,515 outstanding unvested RSUs as of July 31, 2017 and 2016, respectively, have been excluded from the calculations of diluted earnings per share because their impact would be anti-dilutive. In addition, warrants to purchase 2,719,018 shares of common stock and the effect of the Company’s Series A preferred stock, issued in November 2016, have been excluded from the calculation of diluted earnings per share for the three months ended July 31, 2017, because the impact would be antidilutive.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the Securities and Exchange Commission. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Unless the context suggests otherwise, references in this Report to the “Company”, “Peak”, “our”, “us”, or “we” refer to Peak Resorts, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Except for any historical information contained herein, the matters discussed in this Report contain certain “forward-looking statements'' within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations''.

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Report. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	availability of funds for capital expenditures and operations;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow and Hunter Mountain ski resorts;
•	our reliance on information technology;
•	our current dependence on our primary lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce;
•	our ability to avoid or recover from cyber and other security breaches and other disruptions; and
•	the securities market.

You should also refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

Company Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 14 ski resorts primarily located in the Northeast and Midwest, 13 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 1,859 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated 11 ski resorts since our incorporation in 1997, and we expect to continue executing this strategy. We and our subsidiaries operate in a single business segment—resort operations.

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first quarter of fiscal 2018 we continued to move forward with capital improvement projects at our Hunter Mountain, Hidden Valley and Mount Snow resorts. At Hunter Mountain, we plan to increase the resort’s skiable acreage by approximately 25-30% and add a new detachable high-speed chair lift and parking area. We expect to complete the project in time for the 2018/2019 ski season. At Hidden Valley, we plan to construct a zip tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  We expect to complete the project for use beginning in the fall of 2018. At Mount Snow, we continued construction on the West Lake Water Project and Carinthia Ski Lodge Projects. The West Lake Water Project includes i) construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons; ii) three new pump houses; iii) installation of snowmaking pipelines; iv) trail expansions and upgrades; and v) a new ski lift and ancillary equipment. The Carinthia Ski Lodge Project includes the construction of the Carinthia Ski Lodge - a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people; ii) retail facilities: and iii) a sales center for lift tickets and equipment rentals. We expect to complete the West Lake Water Project and Carinthia Ski Lodge projects prior to the 2017/2018 and 2018/2019 ski seasons, respectively.

Seasonality of Business

Our resort operations are seasonal in nature and revenue and profits from operations are substantially lower and have historically resulted in losses from late spring to late fall, which occur during our first and second fiscal quarters. Revenue and profits generated by our summer operations have historically not been sufficient to fully offset our operating expenses during the same timeframe. Therefore, our operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

Recent Developments

Chief Financial Officer Succession Plan

On August 16, 2017, the Company announced its succession plan for its Chief Financial Officer, Stephen J. Mueller. Mr. Mueller will step down from his position as the Company’s Chief Financial Officer and Secretary on

October 3, 2017 and assume a new role as Executive Vice President.  In connection with this planned transition, on August 15, 2017, the Board of Directors of the Company appointed Christopher J. Bub as Vice President, Chief Financial Officer and Secretary, to take effect on October 3, 2017 upon Mr. Mueller’s transition. Mr. Bub currently serves as the Company’s Vice President and Chief Accounting Officer.

Royal Banks of Missouri Credit Facilities

We maintain a $15.0 million acquisition line of credit with Royal Banks of Missouri (the “Acquisition Line of Credit”) under which, as of July 31, 2017, $2.75 million was outstanding. On August 5, 2017, the Company entered into a Loan Renewal Agreement with Royal Banks of Missouri extending the maturity of the $2.75 million outstanding under the Company’s Acquisition Line of Credit to November 5, 2017.

On August 25, 2017, the Company entered into a conditional commitment agreement (the “Commitment Letter”) with Royal Banks of Missouri pursuant to which the bank agreed to provide a renewal of the Acquisition Line of Credit and a new $10.0 million revolving working capital line of credit (together with the renewed Acquisition Line of Credit, the “Loans”). A portion of the renewed Acquisition Line of Credit is to be used to repay amounts outstanding under the Royal Banks of Missouri Debt, and to roll over the $2.75 million outstanding under the existing Acquisition Line of Credit. The remainder of the renewed Acquisition Line of Credit may be used for future acquisitions.

The bank’s obligation to provide the Loans pursuant to the Commitment Letter is subject to a number of customary conditions, including, without limitation, the bank’s ability to secure participant lenders and the execution and delivery by the relevant parties of definitive loan documentation consistent with the Commitment Letter. The bank’s obligations to provide the Loans expire if the Loans have not been closed by October 18, 2017.

Under the terms of the Commitment Letter, the Loans will be payable in monthly interest only installments, charged at the bank’s prime rate plus 1.00 percent per annum, with any outstanding principal amounts due and payable in full within 14 months after the loan advance. We will be required to open a debt service account with the bank and deposit into the account an amount equal to one-third of the estimated annual interest due in connection with the Loans, subject to adjustment by the bank. It is intended that the terms and conditions of the Loans shall be similar to those set forth in the existing Master Credit and Security Agreement, dated as of December 1, 2014, between us and affiliates of EPR Properties, as amended and modified, including debt covenant requirements. Amounts outstanding will be secured by the assets of each of the subsidiary borrowers to the Acquisition Line of Credit.

Results of Operations

Three Months Ended July 31, 2017, Compared with the Three Months ended July 31, 2016

The following table presents our condensed unaudited consolidated statements of operations for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	Three months ended July 31,
	2017	2016	$ change	% change

Revenues:
Food and beverage	$2,830	$2,487	$343	13.8%
Hotel/lodging	1,841	1,808	33	1.8%
Retail	241	149	92	61.7%
Summer activities	1,881	1,864	17	0.9%
Other	727	818	(91)	-11.1%

	7,520	7,126	394	5.5%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	8,611	7,707	904	11.7%
Retail and food and beverage cost of sales	752	761	(9)	-1.2%
Power and utilities	789	588	201	34.2%
Other	3,387	2,708	679	25.1%
	13,539	11,764	1,775	15.1%

Depreciation and amortization	3,145	3,217	(72)	-2.2%
General and administrative expenses	1,248	1,372	(124)	-9.0%
Real estate and other non-income taxes	684	563	121	21.5%
Land and building rent	353	327	26	8.0%
	18,969	17,243	1,726	10.0%

Loss from operations	(11,449)	(10,117)	(1,332)	13.2%

Other (expense) income
Interest, net of interest capitalized of $431 and $384 in 2017 and 2016, respectively	(3,011)	(3,048)	37	-1.2%
Gain on sale/leaseback	83	83	-	0.0%
Other income	55	2	53	> 100%
	(2,873)	(2,963)	90	-3.0%

Loss before income taxes	(14,322)	(13,080)	(1,242)	9.5%
Income tax benefit	(5,727)	(5,176)	(551)	10.6%
Net loss	$(8,595)	$(7,904)	$(691)	8.7%
Total reported EBITDA	$(8,304)	$(6,900)	$(1,404)	20.3%

Net Revenue. Net revenue increased $0.4 million, or 5.5%, for the three months ended July 31, 2017, compared with the three months ended July 31, 2016. The increase is primarily attributable to increased food and beverage sales at summer concerts and conferences.

Resort Operating Costs. Resort operating costs increased $1.8 million, or 15.1%, for the three months ended July 31, 2017, compared with the same period in the prior year.  During the first quarter of fiscal 2017, we experienced low liquidity levels and, as a result, implemented employee furloughs and strict spending controls on discretionary costs.  By the first quarter of fiscal 2018, our liquidity levels had normalized, and, as a result, we did not have similar employee furloughs and our resorts incurred costs relating to the preparation for the upcoming ski season. This additional activity during the first quarter of fiscal 2018 resulted in higher labor, power and other costs, including repairs and maintenance and supplies expense.  This level of spending is more consistent with our first fiscal quarter spending in years prior to fiscal 2017.

General and Administrative Costs. General and administrative expenses decreased $0.1 million, or 9.0%, for the three months ended July 31, 2017 compared with the three months ended July 31, 2016, primarily due to a decrease in professional fees.

Income Taxes. Income tax benefit increased $0.4 million, or 7.9%, as compared with the three months ended July 31, 2016, as result of an increase in the loss before income taxes for the three months ended July 31, 2017 compared with the same period in the prior year.

Reported EBITDA. We have specifically chosen to include “Reported EBITDA” (which we define as net income before interest, income taxes, depreciation, amortization, gain on sale/leaseback, other income and expense and other non-recurring items) as a measurement of our results of operations because we consider this measurement to be a significant indication of our financial performance and available capital resources.  Because of large depreciation and other charges relating to our ski resorts operations, it is difficult for management to fully and accurately evaluate our financial results and available capital resources using net income alone. In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

We believe that by providing investors with Reported EBITDA, they will have a clearer understanding of our financial performance and cash flows because Reported EBITDA i) is widely used in the ski industry to measure a company’s operating performance without regard to items excluded from the calculation of such measure; ii) helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results; and iii) is used by our board of directors, management and our lenders for various purposes, including as a measure of our operating performance and as a basis for planning.

The items we exclude from net income to arrive at Reported EBITDA are significant components for understanding and assessing our financial performance and liquidity. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with U. S. GAAP and is susceptible to varying calculations, Reported EBITDA, as presented, may not be comparable to other similarly titled measures of other companies, limiting its usefulness as a comparative measure.

Reconciliations of net loss to EBITDA for the three months ended July 31, 2017 and 2016, were as follows (dollars in thousands):

	Three months ended
	July 31,
	2017	2016

Net loss	$(8,595)	$(7,904)
Income tax benefit	(5,727)	(5,176)
Interest expense, net	3,011	3,048
Depreciation and amortization	3,145	3,217
Other income	(55)	(2)
Gain on sale/leaseback	(83)	(83)
	$(8,304)	$(6,900)

Reported EBITDA decreased by $1.4 million, or 20.3%, for the three months ended July 31, 2017, as compared with the same period in the prior year, primarily as a result of increased resort operating costs, partially offset by higher net revenues.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $26.9 million of cash and cash equivalents as of July 31, 2017, compared with $33.7 million at April 30, 2017. Cash of $5.9 million was used by operating activities during the three months ended July 31,

2017, compared with $7.2 million of cash used in the three months ended July 31, 2016. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at July 31, 2017 and April 30, 2017 consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of July 31, 2017 and April 30, 2017 (dollars in thousands):

	July 31, 2017	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.28% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	21,500	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at July 31, 2017 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.25% at July 31, 2017 and 5.0% at April 30, 2017); remaining principal and interest due on January 6, 2020	9,750	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at July 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,377	3,425
Other debt	2,768	2,870
Unamortized debt issuance costs	(5,035)	(5,240)
	176,522	176,592
Less: current maturities	1,806	1,807
	$174,716	$174,785

In addition to the credit facilities listed above, we maintain a $15.0 million Acquisition Line of Credit with Royal Banks of Missouri which we entered into in December 2015 in connection with our acquisition of the Hunter Mountain resort. During the quarter ended July 31, 2017, we repaid $1.75 million that was outstanding under the Acquisition Line of Credit and as of July 31, 2017, $2.75 million remained outstanding. On August 5, 2017, we entered into a Loan Renewal Agreement with Royal Banks of Missouri extending the maturity of the $2.75 million outstanding under the Company’s Acquisition Line of Credit to November 5, 2017.

As of July 31, 2017, we were in compliance will all debt covenants under our various credit facilities and debt agreements.

On August 25, 2017, we entered into the Commitment Letter with Royal Banks of Missouri pursuant to which the bank agreed to renew the $15.0 million Acquisition Line of Credit and provide a new $10.0 million revolving working capital line of credit.  We intend to use a portion of the renewed Acquisition Line of Credit to repay amounts outstanding under the Royal Banks of Missouri Debt and roll over the $2.75 million outstanding under the existing Acquisition Line of Credit. The unused portion of the renewed Acquisition Line of Credit may be used for future acquisitions. As described in the section “Recent Developments” above, the bank’s obligation to provide the Loans pursuant to the Commitment Letter is subject to a number of customary conditions, including, without limitation, the bank’s ability to secure participant lenders and the execution and delivery by the relevant parties of definitive loan documentation consistent with the Commitment Letter. The bank’s obligations to provide the Loans expire if the Loans have not been closed by October 18, 2017.

Cash Flow

Three Months Ended July 31, 2017 Compared with the Three Months Ended July 31, 2016

Cash of $5.9 million was used in operating activities in the first three months of fiscal 2018, a decrease of $1.3 million when compared with the $7.2 million used in the first three months of fiscal 2017. The decrease was primarily a result of changes in working capital, partially offset by a higher net loss.

Cash of $3.0 million was provided by investing activities in the first three months of fiscal 2018, a decrease of $1.4 million when compared with the $4.4 million provided in the first three months of fiscal 2017.  Increased capital expenditures, primarily related to the West Lake Water and Carinthia Ski Lodge projects, were offset by a higher level of cash released from restricted cash.

Cash of $3.9 million was used in financing activities in the first three months of fiscal 2018, an increase of $3.7 million when compared with the $0.2 million used in the first three months of fiscal 2017.   The increased use of cash primarily related to i) the repayment of approximately $1.8 million on the Acquisition Line of Credit with Royal Banks of Missouri; and ii) dividend payments of approximately $1.0 million, partially offset by $1.0 million less in EB-5 investor funds released from escrow.

Significant Uses of Cash

Our cash uses are currently expected to include i) operating expenditures, ii) capital expenditures and iii) debt service. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Capital expenditures for fiscal 2017 were approximately $8.6 million, of which $5.4 million was related to the West Lake Water and Carinthia Ski Lodge EB-5 projects.  The remaining $3.2 million was used for resort maintenance capital expenditures.

The Company currently anticipates it will spend approximately $33.0 million to $35.0 million on capital expenditures in fiscal year 2018.  These expenditures include approximately $6.0 million to $7.0 million on resort maintenance; $5.0 million to $6.0 million on the Hunter Mountain expansion and Hidden Valley Zipline projects; and $22.0 million to $23.0 million on the West Lake Water and Carinthia Ski Lodge projects.  The West Lake Water and Carinthia Ski Lodge projects are being funded with proceeds raised pursuant to the Company’s EB-5 program, which are currently reflected in Restricted cash, construction on our condensed consolidated balance sheet.  We currently plan to use cash on hand, borrowings and cash generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

Currently, 20,000 shares of our Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), are outstanding. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning in August 2017.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  We intend to pay the Series A Preferred Stock dividends of approximately $1.6 million annually, or $0.4 million quarterly.

Our board of directors declared a cash dividend of $0.07 payable on August 11, 2017, to stockholders of record on July 27, 2017. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The interest rates on our Attitash/Mount Snow Debt, EPR Credit Facility Debt, Sycamore Lake (Alpine Valley) Debt and Hunter Mountain Debt are subject to increase,  though the interest rates can only be increased by a maximum factor ranging from 1.0150 to 1.0175 annually. Based on current debt balances and interest rates, the maximum additional interest expense related to these borrowings would be approximately $0.2 million over the next 12 months.

The interest rate on our Royal Banks of Missouri Debt is the bank’s prime rate plus 1.0%.  If the prime rate increased 1.0%, we would incur additional interest costs of approximately $0.1 million over the next 12 months.

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

Item 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2017, a description of certain risks and uncertainties (the “Risk Factors”) that could have a material adverse effect on our business, financial condition, results of operations or cash flows. There have been no material changes to the Risk Factors during the period covered by this Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended July 31, 2017.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: September 7, 2017		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ STEPHEN J. MUELLER

Date: September 7, 2017		Stephen J. Mueller
Chief Financial Officer, Vice President and
Director

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation