Form 10-Q
period 2017-10-31
Peak Resorts Inc
filed 2017-12-08
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017.

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

As of December 5, 2017, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	October 31,	April 30,
	2017	2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$12,962	$33,665
Restricted cash	1,339	11,113
Income tax receivable	11,668	-
Accounts receivable	712	5,083
Inventory	2,630	2,215
Deferred income taxes	591	591
Prepaid expenses and deposits	6,926	2,183
Total current assets	36,828	54,850

Property and equipment, net	199,970	188,143
Land held for development	37,601	37,583
Restricted cash, construction	19,539	33,700
Goodwill	4,825	4,825
Intangible assets, net	755	788
Other assets	676	648
Total assets	$300,194	$320,537

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,375	$4,500
Accounts payable and accrued expenses	11,120	12,371
Accrued salaries, wages and related taxes and benefits	1,045	1,035
Unearned revenue	18,753	14,092
EB-5 investor funds in escrow	-	500
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,838	3,592
Total current liabilities	46,464	36,423

Long-term debt	164,881	174,785
Capitalized lease obligations	2,148	2,708
Deferred gain on sale/leaseback	2,679	2,845
Deferred income taxes	12,474	12,474
Other liabilities	522	540
Total liabilities	229,168	229,775

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares
issued and outstanding	17,401	17,001

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 20,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,529	86,372
Accumulated deficit	(33,044)	(12,751)
Total stockholders' equity	53,625	73,761
Total liabilities and stockholders' equity	$300,194	$320,537

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

Net revenue	$8,838	$8,475	$16,358	$15,601

Operating expenses:
Resort operating costs	15,121	13,015	28,660	24,779
Depreciation and amortization	3,154	3,216	6,299	6,433
General and administrative	1,529	1,517	2,777	2,889
Real estate and other non-income taxes	471	537	1,155	1,100
Land and building rent	339	326	692	653
	20,614	18,611	39,583	35,854
Loss from operations	(11,776)	(10,136)	(23,225)	(20,253)

Other (expense) income:
Interest, net of amounts capitalized of
$514 and $945 in 2017 and $398 and
$782 in 2016, respectively	(3,196)	(3,156)	(6,207)	(6,204)
Gain on sale/leaseback	83	83	166	166
Other income	34	1	89	3
	(3,079)	(3,072)	(5,952)	(6,035)

Loss before income taxes	(14,855)	(13,208)	(29,177)	(26,288)
Income tax benefit	(5,941)	(5,226)	(11,668)	(10,402)
Net loss	$(8,914)	$(7,982)	$(17,509)	$(15,886)

Less declaration and accretion of Series A preferred
stock dividends	(400)	-	(800)	-
Net loss attributable to common shareholders	$(9,314)	$(7,982)	$(18,309)	$(15,886)

Basic and diluted loss per common share	$(0.66)	$(0.57)	$(1.30)	$(1.13)

Cash dividends declared per common share	$0.07	$-	$0.14	$-

Cash dividends declared per preferred share	$20.00	$-	$20.00	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended October 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(17,509)	$(15,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment
and intangibles	6,299	6,433
Amortization of deferred financing costs	521	373
Stock based compensation	157	75
Amortization of other liabilities	(18)	(18)
Gain on sale/leaseback	(166)	(166)
Changes in operating assets and liabilities:
Income tax receivable	(11,668)	(10,402)
Accounts receivable	4,371	3,588
Inventory	(415)	(780)
Prepaid expenses and deposits	(4,743)	(3)
Other assets	(28)	(6)
Accounts payable and accrued expenses	(1,173)	(3,474)
Accrued salaries, wages and related taxes and benefits	10	286
Unearned revenue	4,661	4,615
Net cash used in operating activities	(19,701)	(15,365)

Cash flows from investing activities:
Additions to property and equipment	(18,597)	(1,847)
Additions to land held for development	(18)	(17)
Change in restricted cash	23,935	6,638
Net cash provided by investing activities	5,320	4,774

Cash flows from financing activities:
Borrowings on lines of credit	12,375	10,000
Payment on long-term debt and capital lease obligations	(12,101)	(915)
Payments on lines of credit	(4,500)	-
Distributions to stockholders	(1,958)	-
Payment of deferred financing costs	(138)	(202)
Borrowings on long-term debt	-	44
Net cash (used in) provided by financing activities	(6,322)	8,927

Net decrease in cash and cash equivalents	(20,703)	(1,664)
Cash and cash equivalents, beginning of period	33,665	5,396
Cash and cash equivalents, end of period	$12,962	$3,732

Supplemental cash flow information:
Cash paid interest, including amounts prepaid
of $2,201 and $0, respectively	$9,112	$6,789

Supplemental disclosure of noncash investing
and financing activities:
Assets under construction included in accounts payable	$38	$942
Reclassification of EB-5 funds from escrow to long term debt	$500	$-
Accretive dividend - Series A preferred stock	$400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Company’s management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three and six months ended October 31, 2017 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017, filed with the Securities and Exchange Commission.

Nature of business

The Company is a leading owner and operator of high-quality, individually branded ski resorts in the United States and operates 14 ski resorts primarily located in the Northeast and Midwest, 13 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 1,859 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip lines, mountain coasters, mountain biking, hiking and other summer activities. The Company operates in a single business segment—ski resort operations.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred taxes,” which requires deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. This ASU may be adopted either prospectively or retrospectively, and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating which adoption method it will elect. As of October 31, 2017, the Company had deferred tax assets of $591 classified as current assets on its condensed consolidated balance sheet, which would be netted with long-term income tax liabilities under the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements, and expects a  significant impact to be the recognition of lease obligations and right of use assets for operating leases on its condensed consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.   The Company expects to adopt this ASU using the full retrospective approach and does not expect the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

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

Income tax receivable of $11,668 as of October 31, 2017, is a result of the expected tax rate for the Company’s fiscal year ending April 30, 2018, applied to its loss before income tax for the six months ended October 31, 2017. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

The Company does not have any material uncertain tax positions.

Note 4. Fixed Assets

The composition of property and equipment is as follows:

	October 31, 2017	April 30, 2017
Land and improvements	$35,220	$35,609
Buildings and improvements	86,900	86,685
Equipment, furniture and fixtures	190,201	171,934
	312,321	294,228
Less: accumulated depreciation and amortization	112,351	106,085
	$199,970	$188,143

Note 5. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:

	October 31, 2017	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at October 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.43% and 10.28% at October 31, 2017 and April 30, 2017, respectively); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	22,000	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at October 31, 2017 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017) with an original maturity in January 2020; paid in full on October 27, 2017	-	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at October 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,329	3,425
Other debt	1,352	2,870
Unamortized debt issuance costs	(4,857)	(5,240)
	165,986	176,592
Less: current maturities	1,105	1,807
	$164,881	$174,785

As of October 31, 2017, the Company was in compliance with all debt covenants under its various credit facility and debt agreements.

Royal Banks of Missouri Credit Facilities

On October 27, 2017, the Company renewed and increased its existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10,000 working capital line of credit to be used for general business purposes and a $15,000 acquisition line of credit to be used i) to pay off $12,415 of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, the Company used the borrowing capacity available under the acquisition line of credit to pay off the amount outstanding under the Original Credit Facility, including amounts outstanding under term loan described in the table above as Royal Banks of Missouri Debt. As of October 31, 2017, after the repayment of accrued interest, $12,375 was outstanding under the 2017 Royal Banks Credit Facility.

The term of the 2017 Royal Banks Credit Facility is 14 months with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due in December 2018. Beginning on January 31, 2018, the Company is required to fund a debt service account by depositing in three equal monthly installments an amount equal to the estimated annual interest due in connection with outstanding loans under the 2017 Royal Banks Credit Facility. The Company is required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25 to 1.00. In addition, were the Company’s fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50 to 1.00, the Company would be required to prefund certain other debt service payments, and should the ratio fall below 1.25 to 1.00, the Company would be prohibited from paying dividends. The 2017 Royal Banks Credit Facility is secured by the assets of the Company’s subsidiaries which operate its Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

Note 6. Financial Instruments and Credit Risk

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt.  For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the carrying amounts approximate fair value. The fair value of the Company’s long‑term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The interest rates on the Company’s long‑term debt are estimated to be consistent with those currently available to the Company for borrowings with similar maturities and terms and, accordingly, their fair values are consistent with their carrying values.

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

Construction Commitment

As of October 31, 2017, the Company had approximately $877 of third party commitments outstanding with its main contractor for construction projects at its Mount Snow ski resort.

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

Restricted cash

In accordance with the terms of the Company’s agreements with EPR Properties, its main lender, the Company is required to maintain a debt service reserve (the “Debt Service Reserve”) related to borrowings from EPR Properties. In September 2017, the Company paid EPR Properties $4,395 to satisfy the Debt Service Reserve requirement, and as of October 31, 2017, $2,201 was recorded in prepaid expenses and deposits on the condensed consolidated balance sheets related to this payment. Previously, the Company had satisfied the requirements of the Debt Service Reserve by maintaining restricted cash deposits with a third party financial institution.

The provisions of certain of the Company’s other debt instruments require that the Company make and maintain deposits, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  When funded, these amounts are included in restricted cash on the condensed consolidated balance sheets.

Note 8. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three and six months ended October 31, 2017 in the amounts of $94 and $157, respectively, and for the three and six months ended October 31, 2016, in the amounts of $28 and $75, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan, the Company granted 48,602 restricted stock units (“RSUs”) during the six months ended October 31, 2017, with a weighted-average grant date fair value per unit of $4.40, and granted 38,140 RSUs during the six months ended October 31, 2016, with a weighted-average grant date fair value per unit of $4.85.  As of October 31, 2017, 144,161 RSUs were outstanding, of which 91,471 were vested.

Note 9. Loss Per Share

The computation of basic and diluted loss per share for the three and six months ended October 31, 2017 and 2016 is as follows:

	Three Months ended October 31,		Six Months ended October 31,
	2017	2016	2017	2016
Net loss attributable to common shareholders	$(9,314)	$(7,982)	(18,309)	(15,886)
Weighted average number of shares:
Common stock	13,982,400	13,982,400	13,982,400	13,982,400
Outstanding vested Restricted Stock Units	60,297	29,486	55,020	34,163
	14,042,697	14,011,886	14,037,420	14,016,563
Basic and diluted loss per share	$(0.66)	$(0.57)	$(1.30)	$(1.13)

The Company’s 52,690 and 5,655 outstanding unvested RSUs as of October 31, 2017 and 2016, respectively, have been excluded from the calculations of diluted earnings per share because their impact would be anti-dilutive. In addition, warrants to purchase 2,719,018 shares of common stock and the effect of the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), issued in November 2016, have been excluded from the calculation of diluted earnings per share for the three and six months ended October 31, 2017, because the impact would be antidilutive.

Note 10.  Distributions to Shareholders

Series A Preferred Stock

The terms of the Company’s Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears from August 2017 at the rate of 8.0% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on the Company’s common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding or ii) January 1, 2027, the Company is prohibited from paying any dividend on common stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  On October 4, 2017, the Company’s board of directors approved a preferred stock cash dividend of $400  ($20.00 per share of Series A Preferred Stock) which, as of October 31, 2017, is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Common Stock

During the six months ended October 31, 2017, the Company paid common stock dividends of $1,958  ($0.07 per share of common stock on each of May 12, 2017 and August 11, 2017). On October 4, 2017, the Company’s board of directors approved a quarterly cash dividend payment of $979  ($0.07 per share of common stock) which, as of October 31, 2017, is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

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

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first half of fiscal 2018 we continued to move forward with capital improvement projects at our Hunter Mountain, Hidden Valley and Mount Snow resorts.

•

At Hunter Mountain, we plan to increase the resort’s skiable acreage by approximately 25-30% and add a new detachable high-speed chair lift and parking area. We expect to complete the project in time for the 2018/2019 ski season.

•

At Hidden Valley, we plan to construct a zip tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  Pending completion of a slower than expected permitting process, we  hope to complete the project for use beginning in the fall of 2018.

•

At Mount Snow, we completed construction on the West Lake Water project during November 2017, and immediately began using this new snowmaking infrastructure as we opened the resort for the 2017/2018 ski season. The West Lake Water project included i) construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons; ii) three new pump houses; iii) installation of snowmaking pipelines; and iv) other related improvements.

•

At Mount Snow, we continued construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the ski areas Carinthia base - a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people; ii) retail facilities; and iii) a sales center for lift tickets and equipment rentals. We expect to complete the Carinthia Ski Lodge project prior to the 2018/2019 ski season.

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

Recent Developments

Chief Financial Officer Succession Plan

On August 16, 2017, the Company announced its succession plan for its former Chief Financial Officer, Stephen J. Mueller. Mr. Mueller stepped down from his position as the Company’s Chief Financial Officer and Secretary on October 3, 2017 and assumed a new role as Executive Vice President.  In connection with this transition, Christopher J. Bub became our Vice President, Chief Financial Officer and Secretary. Mr. Bub previously served as the Company’s Vice President and Chief Accounting Officer.

Royal Banks of Missouri Credit Facilities

On October 27, 2017, we renewed and increased our existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10 million working capital line of credit to be used for general business purposes and a $15 million acquisition line of credit to be used i) to pay off $12.4 million of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”)  and ii) for the acquisition of additional ski resort properties. On October 27, 2017, we used $12.4 million of the borrowing capacity available under the acquisition line of credit to pay off all outstanding amounts under the Original Credit Facility, including amounts outstanding under a term loan which bore interest at the prime rate plus 1.00% per annum with an original maturity date of January 26, 2020. As of October 31, 2017, approximately $12.4 million was outstanding under the 2017 Royal Banks Credit Facility.

The term of the 2017 Royal Banks Credit Facility is 14 months with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due at the end of the term. Beginning on January 31, 2018, we are required to fund a debt service account by depositing in three equal monthly installments an amount equal to the estimated annual interest due in connection with outstanding loans under the 2017 Royal Banks Credit Facility. We are required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25 to 1.00. In addition, were our fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50 to 1.00, we would be required to prefund certain other debt service payments, and should the ratio fall below 1.25 to 1.00, we would be prohibited from paying dividends. The 2017 Royal Banks Credit Facility is secured by the assets of our subsidiaries which operate our Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

Results of Operations

Three Months Ended October 31, 2017, Compared with the Three Months ended October 31, 2016

The following table presents our unaudited condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	Three months ended October 31,
	2017	2016[1]	$ change	% change

Revenues:
Food and beverage	$2,735	$2,728	$7	0.3%
Hotel/lodging	2,014	2,052	(38)	-1.9%
Retail	429	430	(1)	-0.2%
Summer activities	2,578	2,570	8	0.3%
Other	1,082	695	387	55.7%
	8,838	8,475	363	4.3%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	8,999	7,810	1,189	15.2%
Retail and food and beverage cost of sales	1,118	912	206	22.6%
Power and utilities	800	843	(43)	-5.1%
Other	4,204	3,450	754	21.9%
	15,121	13,015	2,106	16.2%

Depreciation and amortization	3,154	3,216	(62)	-1.9%
General and administrative expenses	1,529	1,517	12	0.8%
Real estate and other non-income taxes	471	537	(66)	-12.3%
Land and building rent	339	326	13	4.0%
	20,614	18,611	2,003	10.8%
Loss from operations	(11,776)	(10,136)	(1,640)	16.2%

Other (expense) income:
Interest, net of interest capitalized of $514 and $398 in 2017 and 2016, respectively	(3,196)	(3,156)	(40)	1.3%
Gain on sale/leaseback	83	83	-	0.0%
Other income	34	1	33	> 100%
	(3,079)	(3,072)	(7)	0.2%

Loss before income taxes	(14,855)	(13,208)	(1,647)	12.5%
Income tax benefit	(5,941)	(5,226)	(715)	13.7%
Net loss	$(8,914)	$(7,982)	$(932)	11.7%
Reported EBITDA	$(8,622)	$(6,920)	$(1,702)	-24.6%

1Certain revenue balances in the comparative period contain reclassifications to conform to the presentation used in the current period.

Net Revenue. Net revenue increased $0.4 million, or 4.3%, for the three months ended October 31, 2017, compared with the three months ended October 31, 2016. The increase is primarily attributable to increased other revenue.

Resort Operating Costs. Resort operating costs increased $2.1 million, or 16.2%, for the three months ended October 31, 2017, compared with the same period in the prior year.  During the first quarter of fiscal 2017, we experienced low liquidity levels and, as a result, implemented employee furloughs and strict spending controls on discretionary costs.  By the beginning of fiscal 2018, our liquidity levels had normalized, and, as a result, we did not have similar employee furloughs and our resorts incurred costs relating to the preparation for the upcoming ski season. This additional activity during the second quarter of fiscal 2018 resulted in higher labor and other costs, including repairs and maintenance and supplies expense.  This level of spending is more consistent with our second fiscal quarter spending in years prior to fiscal 2017.

General and Administrative Costs. General and administrative expenses were flat for the three months ended October 31, 2017 compared with the three months ended October 31, 2016.

Income Taxes. Income tax benefit increased $0.7 million, or 13.7%, as compared with the three months ended October 31, 2016, as result of an increase in the loss before income taxes for the three months ended October 31, 2017 compared with the same period in the prior year.

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

Reconciliations of net loss to Reported EBITDA for the three months ended October 31, 2017 and 2016, were as follows (dollars in thousands):

	Three months ended
	October 31,
	2017	2016

Net loss	$(8,914)	$(7,982)
Income tax benefit	(5,941)	(5,226)
Interest expense, net	3,196	3,156
Depreciation and amortization	3,154	3,216
Other income	(34)	(1)
Gain on sale/leaseback	(83)	(83)
Reported EBITDA	$(8,622)	$(6,920)

Reported EBITDA decreased by $1.7 million, or 24.6%, for the three months ended October 31, 2017, as compared with the same period in the prior year, primarily as a result of increased resort operating costs, partially offset by higher net revenues.

Six Months Ended October 31, 2017, Compared with the Six Months ended October 31, 2016

The following table presents our unaudited condensed consolidated statements of operations for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	Six months ended October 31,
	2017	2016[1]	$ change	% change

Revenues:
Food and beverage	$5,565	$5,215	$350	6.7%
Hotel/lodging	3,855	3,860	(5)	-0.1%
Retail	670	621	49	7.9%
Summer activities	4,459	4,549	(90)	-2.0%
Other	1,809	1,356	453	33.4%
	16,358	15,601	757	4.9%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	17,610	15,517	2,093	13.5%
Retail and food and beverage cost of sales	1,870	1,673	197	11.8%
Power and utilities	1,589	1,431	158	11.0%
Other	7,591	6,158	1,433	23.3%
	28,660	24,779	3,881	15.7%

Depreciation and amortization	6,299	6,433	(134)	-2.1%
General and administrative expenses	2,777	2,889	(112)	-3.9%
Real estate and other non-income taxes	1,155	1,100	55	5.0%
Land and building rent	692	653	39	6.0%
	39,583	35,854	3,729	10.4%
Loss from operations	(23,225)	(20,253)	(2,972)	14.7%

Other (expense) income:
Interest, net of interest capitalized of $945 and $782 in 2017 and 2016, respectively	(6,207)	(6,204)	(3)	0.0%
Gain on sale/leaseback	166	166	-	0.0%
Other income	89	3	86	> 100%
	(5,952)	(6,035)	83	-1.4%

Loss before income taxes	(29,177)	(26,288)	(2,889)	11.0%
Income tax benefit	(11,668)	(10,402)	(1,266)	12.2%
Net loss	$(17,509)	$(15,886)	$1,623	10.2%
Reported EBITDA	$(16,926)	$(13,820)	$(3,106)	-22.5%

1Certain revenue balances in the comparative period contain reclassifications to conform to the presentation used in the current period.

Net Revenue. Net revenue increased $0.8 million, or 4.9%, for the six months ended October 31, 2017, compared with the six months ended October 31, 2016. The increase is primarily attributable to i) increased food and beverage sales at summer concerts and conferences and ii) increased other revenue.

Resort Operating Costs. Resort operating costs increased $3.9 million, or 15.7%, for the six months ended October 31, 2017, compared with the same period in the prior year.  During the first half of fiscal 2017, we experienced low liquidity levels and, as a result, implemented employee furloughs and strict spending controls on discretionary costs.  By the beginning of fiscal 2018, our liquidity levels had normalized, and, as a result, we did not have similar employee furloughs and our resorts incurred costs relating to the preparation for the upcoming ski season. This additional activity during the first half of fiscal 2018 resulted in higher labor and other costs, including repairs and maintenance and supplies expense.  This level of spending is more consistent with our spending in years prior to fiscal 2017.

General and Administrative Costs. General and administrative expenses decreased $0.1 million, or 3.9%, for the six months ended October 31, 2017 compared with the six months ended October 31, 2016, primarily due to a decrease in professional fees.

Income Taxes. Income tax benefit increased $1.3 million, or 12.2%, as compared with the six months ended October 31, 2016, as result of an increase in the loss before income taxes for the six months ended October 31, 2017 compared with the same period in the prior year.

Reported EBITDA. Reconciliations of net loss to Reported EBITDA for the six months ended October 31, 2017 and 2016, were as follows (dollars in thousands):

	Six months ended
	October 31,
	2017	2016

Net loss	$(17,509)	$(15,886)
Income tax benefit	(11,668)	(10,402)
Interest expense, net	6,207	6,204
Depreciation and amortization	6,299	6,433
Other income	(89)	(3)
Gain on sale/leaseback	(166)	(166)
Reported EBITDA	$(16,926)	$(13,820)

Reported EBITDA decreased by $3.1 million, or 22.5%, for the six months ended October 31, 2017, as compared with the same period in the prior year, primarily as a result of increased resort operating costs, partially offset by higher net revenues.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $13.0 million of cash and cash equivalents as of October 31, 2017, compared with $33.7 million at April 30, 2017. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth fiscal quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at October 31, 2017 and April 30, 2017, consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of October 31, 2017 and April 30, 2017 (dollars in thousands):

	October 31, 2017	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at October 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.43% and 10.28% at October 31, 2017 and April 30, 2017, respectively); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	22,000	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at October 31, 2017 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017) with an original maturity in January 2020; paid in full on October 27, 2017	-	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at October 31, 2017 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,329	3,425
Other debt	1,352	2,870
Unamortized debt issuance costs	(4,857)	(5,240)
	165,986	176,592
Less: current maturities	1,105	1,807
	$164,881	$174,785

In addition to the credit facilities listed above, we maintain a $10.0 million working capital line of credit with Royal Banks of Missouri which, as of October 31, 2017, was undrawn and available; and we maintain a $15.0 million acquisition line of credit with Royal Banks of Missouri of which, as of October 31, 2017, approximately $2.6 million was undrawn and available.

As of October 31, 2017, we were in compliance with all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Six Months Ended October 31, 2017, Compared with the Six Months Ended October 31, 2016

Cash of $19.7 million was used in operating activities in the first six months of fiscal 2018, an increase of $4.3  million when compared with the $15.4 million used in the first six months of fiscal 2017. The increased use of cash was primarily a result of changes in working capital and a higher net loss.

Cash of $5.3 million was provided by investing activities in the first six months of fiscal 2018, an increase of $0.5 million when compared with the $4.8 million provided in the first six months of fiscal 2017.  Capital expenditures of $18.6  million during the first half of fiscal 2018 were offset by the release of $23.9 million of restricted cash. Compared to the same period in fiscal 2017, capital expenditures increased by $16.8 million, primarily related to increased construction activity in connection with the West Lake Water and Carinthia Ski Lodge projects at our Mount Snow resort.

Cash of $6.3 million was used in financing activities in the first six months of fiscal 2018, which compares with $8.9 million provided by financing activities in the first six months of fiscal 2017.   During first half of fiscal 2018,  the use of cash primarily related to i) the net repayment of approximately $4.2 million outstanding under various credit facilities; ii) dividend payments of approximately $2.0 million to common stockholders; and iii) payment of $0.1 million in debt issuance costs.

Significant Uses of Cash

Our cash uses are currently expected to include i) operating expenditures; ii) capital expenditures;  iii) debt service; and iv) the payment of dividends on our common and preferred stock.  In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Capital Expenditures

We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Total capital expenditures through the first six months of fiscal 2018 were $18.1 million, and included i) $12.3 million for the West Lake Water and Carinthia Ski Lodge projects, ii) $5.0 million for maintenance capital expenditures and iii) $0.8 million for the Hunter Mountain expansion and Hidden Valley zipline projects.    We currently anticipate we will spend an additional $13.0 million to $17.0 million on capital expenditures during the balance of fiscal year 2018.  These expenditures include approximately i) $1.0 million to $2.0 million for resort maintenance; ii) $4.0 million to $5.0 million on the Hunter Mountain expansion and Hidden Valley Zipline projects; and iii) $8.0 million to $10.0 million on the West Lake Water and Carinthia Ski Lodge projects.  The West Lake Water and Carinthia Ski Lodge projects are being funded with proceeds raised through our EB-5 investment program, and as of October 31, 2017, our condensed consolidated balance sheet  reflected $19.5 million of restricted cash to fund the completion of these projects. In addition to these restricted cash balances, we  expect to use cash on hand  and cash generated from future operations to provide the cash necessary to execute our capital plans, and believe these sources of cash will be adequate to meet our needs.

Debt Service Reserves

In accordance with the terms of our agreements with EPR Properties, we are required to maintain a debt service reserve (the “Debt Service Reserve”) related to borrowings from EPR Properties. In September 2017, we paid EPR Properties $4.4 million to satisfy the Debt Service Reserve requirement, and as of October 31, 2017, $2.2 million was recorded in prepaid expenses and deposits on the condensed consolidated balance sheets related to this payment. Previously, the Company had satisfied the requirements of the Debt Service Reserve by maintaining restricted cash deposits with a third party financial institution.

The provisions of certain of our other debt instruments require that we make and maintain deposits, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  When funded, these amounts are included in restricted cash on the condensed consolidated balance sheets.

Dividend Payments

Currently, 20,000 shares of our Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), are outstanding. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning in August 2017.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding or ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  We intend to pay the Series A Preferred Stock dividends of approximately $0.4 million per quarter, and made the first such quarterly payment on November 10, 2017.

During the first half of fiscal 2018, we paid common stock dividends of $2.0 million ($0.07 per share of common stock on each of May 12, 2017 and August 11, 2017), and declared a cash dividend of $1.0 million ($0.07 per share of common stock to common stockholders of record as of October 26, 2017), which we paid on November 10, 2017. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

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

The interest rate on amounts outstanding under the 2017 Royal Banks of Missouri Credit Facility is the bank’s prime rate plus 1.0%.  If the prime rate increased 1.0%, we would incur additional interest costs of approximately $0.1 million over the next 12 months.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended October 31, 2017.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: December 7, 2017		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: December 7, 2017		Christopher J. Bub
Vice President and Chief Financial Officer

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description

10.1

Loan Renewal Agreement made by Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc., as borrowers, in favor of Royal Banks of Missouri, dated as of August 5, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2017 and incorporated herein by reference).

10.2

Executive Employment Agreement by and between Peak Resorts, Inc. and Stephen J. Mueller, dated as of August 15, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2017 and incorporated herein by reference).

10.3

Conditional Commitment Letter by Royal Banks of Missouri to Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc. and SNH Development, Inc., effective as of August 25, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2017 and incorporated herein by reference).

10.4

Executive Employment Agreement dated as of October 3, 2017 by and between Peak Resorts, Inc. and Christopher J. Bub (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference).

10.5	Form of Peak Resorts, Inc. Indemnification Agreement, modified for officers (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference).

10.6

Restated Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., L.B.O. Holding, Inc., and SNH Development, Inc., dated as of October 27, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.7

Working Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.8

Acquisition Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

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