Form 10-Q
period 2018-01-31
Peak Resorts Inc
filed 2018-03-08
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018.

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

As of March 5, 2018,  13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	January 31,	April 30,
	2018	2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$19,086	$33,665
Restricted cash	1,338	11,113
Accounts receivable	5,967	5,083
Inventory	3,396	2,215
Deferred income taxes	911	591
Prepaid expenses and deposits	10,273	2,183
Total current assets	40,971	54,850

Property and equipment, net	203,044	188,143
Land held for development	37,607	37,583
Restricted cash, construction	17,459	33,700
Goodwill	4,825	4,825
Intangible assets, net	745	788
Other assets	675	648
Total assets	$305,326	$320,537

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,375	$4,500
Accounts payable and accrued expenses	17,751	12,371
Accrued salaries, wages and related taxes and benefits	2,460	1,035
Unearned revenue	18,990	14,092
EB-5 investor funds in escrow	-	500
Current portion of deferred gain on sale/leaseback	333	333
Current portion of long-term debt and capitalized lease obligation	2,405	3,592
Total current liabilities	54,314	36,423

Long-term debt	165,044	174,785
Capitalized lease obligations	1,637	2,708
Deferred gain on sale/leaseback	2,595	2,845
Deferred income taxes	2,347	12,474
Other liabilities	513	540
Total liabilities	226,450	229,775

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares
issued and outstanding	17,401	17,001

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 20,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,577	86,372
Accumulated deficit	(25,242)	(12,751)
Total stockholders' equity	61,475	73,761
Total liabilities and stockholders' equity	$305,326	$320,537

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017

Net revenue	$59,272	$56,385	$75,630	$71,986

Operating expenses:
Resort operating costs	35,982	33,669	64,642	58,448
Depreciation and amortization	3,379	3,209	9,678	9,642
General and administrative	1,353	1,793	4,130	4,682
Real estate and other non-income taxes	579	654	1,734	1,754
Land and building rent	362	345	1,054	998
Impairment loss	1,586	-	1,586	-
	43,241	39,670	82,824	75,524
Income (loss) from operations	16,031	16,715	(7,194)	(3,538)

Other (expense) income:
Interest, net of amounts capitalized of
$206 and $1,151 in 2018 and $411 and
$1,194 in 2017, respectively	(3,529)	(3,289)	(9,736)	(9,493)
Gain on sale/leaseback	84	84	250	250
Other income	28	1	117	4
	(3,417)	(3,204)	(9,369)	(9,239)

Income (loss) before income taxes	12,614	13,511	(16,563)	(12,777)
Income tax expense (benefit)	3,433	5,346	(8,235)	(5,056)
Net income (loss)	$9,181	$8,165	$(8,328)	$(7,721)

Less declaration and accretion of Series A preferred
stock dividends	(400)	-	(1,200)	-
Net income (loss) attributable to common shareholders	$8,781	$8,165	$(9,528)	$(7,721)

Basic earnings (loss) per common share	$0.62	$0.58	$(0.68)	$(0.55)

Diluted earnings (loss) per common share	$0.53	$0.47	$(0.68)	$(0.55)

Cash dividends declared per common share	$0.07	$-	$0.21	$-

Cash dividends declared per preferred share	$20.00	$-	$40.00	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months ended January 31,

	2018	2017
Cash flows from operating activities:
Net loss	$(8,328)	$(7,721)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment
and intangibles	9,678	9,642
Non-cash impairment loss	1,586	-
Amortization of deferred financing costs	754	710
Stock based compensation	205	148
Amortization of other liabilities	(27)	(27)
Gain on sale/leaseback	(250)	(250)
Deferred income tax	(10,447)	-
Changes in operating assets and liabilities:
Income tax receivable	-	(5,056)
Accounts receivable	(884)	1,469
Inventory	(1,181)	(1,114)
Prepaid expenses and deposits	(8,090)	1,449
Other assets	(27)	(22)
Accounts payable and accrued expenses	5,896	(2,601)
Accrued salaries, wages and related taxes and benefits	1,425	1,695
Unearned revenue	4,898	3,813
Net cash (used in) provided by operating activities	(4,792)	2,135

Cash flows from investing activities:
Additions to property and equipment	(26,664)	(5,134)
Additions to land held for development	(24)	(27)
Change in restricted cash	26,016	18,781
Net cash (used in) provided by investing activities	(672)	13,620

Cash flows from financing activities:
Borrowings on lines of credit	12,375	10,000
Borrowings on long-term debt and capital lease obligations	102	51,615
Payment on long-term debt and capital lease obligations	(13,217)	(12,558)
Payments on lines of credit	(4,500)	-
Distributions to stockholders	(3,737)	-
Payment of deferred financing costs	(138)	(4,473)
Release from EB-5 investor funds held in escrow	-	(51,504)
Net proceeds from issuance of preferred stock and warrants	-	19,650
Net cash (used in) provided by financing activities	(9,115)	12,730

Net (decrease) increase in cash and cash equivalents	(14,579)	28,485
Cash and cash equivalents, beginning of period	33,665	5,396
Cash and cash equivalents, end of period	$19,086	$33,881

Supplemental cash flow information:
Cash paid interest, including amounts prepaid
of $3,341 and $0, respectively	$13,431	$6,789

Supplemental disclosure of noncash investing
and financing activities:
Assets under construction included in accounts payable	$-	$942
Reclassification of EB-5 funds from escrow to long term debt	$500	$-
Accretive dividend - Series A preferred stock	$400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Company’s management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three and nine months ended January 31, 2018 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017, filed with the Securities and Exchange Commission.

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

Note 2. Recently Issued Accounting Standards

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, which provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, the Company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred taxes,” which requires deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. This ASU may be adopted either prospectively or retrospectively, and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating which adoption method it will elect. As of January 31, 2018, the Company had deferred tax assets of $271 classified as current assets on its condensed consolidated balance sheet, which would be netted with long-term income tax liabilities under the new guidance.

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

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act made broad changes to the federal tax code which impacts the Company. The 2017 Tax Act included provisions that, among other things, provides for i) the reduction of the federal corporate tax rate, ii) the elimination of the corporate alternative minimum tax, iii) a new limitation on the deductibility of interest expense, iv) limitations on the ability to carry forward net operating losses generated after December 31, 2017, to 80 percent of taxable income, and v) bonus depreciation that allows for full expensing of qualified property.

Subsequent to the passage the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the impact of the 2017 Tax Act. SAB 118 provides for a measurement period, not to exceed one year from enactment of the 2017 Tax Act, for companies to complete accounting for the impact of the 2017 Tax Act under the FASB’s Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effect of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for income tax effects of the 2017 Tax Act is incomplete, but the company can determine a reasonable estimate, the company must record a provisional estimate in its financial statement. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

As of January 31, 2018, the Company recorded, on a provisional basis, an income tax benefit of $8,235 for the nine months ended January 31, 2018, which includes a discrete net tax benefit of $124 for the impact of the 2017 Tax Act.

As the Company is a calendar year taxpayer, it calculated the discrete tax benefit as of December 31, 2017 by re-measuring deferred tax assets and liabilities based on the rates at which they are expected to reverse. The computed benefit is considered provisional as the Company has not yet completed a cost segregation study related to certain fixed assets which were placed in service at its Mount Snow resort in November 2017. In addition, the provisional estimate is based on the Company’s current interpretation of the 2017 Tax Act and is subject to change as the Company receives additional information, clarifications and implementation guidance.

As a result of the federal tax rate change as of January 1, 2018, the Company’s income tax expense for the nine months ended January 31, 2018, reflects application of the expiring tax rates through December 31, 2017 and application of the new tax rates to periods after December 31, 2017. This resulted in effective tax rates of approximately 27.2% and 49.7% for the three and nine months ended January 31, 2018, respectively. The disproportionate appearance of the effective tax rate for the nine months ended January 31, 2018, is a result of combining the effect of i) applying the higher expiring tax rate to the Company’s pretax loss for the eight months ended December 31, 2017 and ii) applying the lower new tax rate to a relatively smaller pretax income for the one month ended January 31, 2018. As of January 1, 2018, the Company estimates its expected federal and state tax rate through the end of its fiscal year ending April 30, 2018, to be 27.4%.

The Company does not have any material uncertain tax positions.

Note 4. Fixed Assets

The composition of property and equipment is as follows:

	January 31, 2018	April 30, 2017
Land and improvements	$35,420	$35,609
Buildings and improvements	85,727	86,685
Equipment, furniture and fixtures	196,770	171,934
	317,917	294,228
Less: accumulated depreciation and amortization	114,873	106,085
	$203,044	$188,143

Impairment Loss

During the three and nine months ended January 31, 2018, the Company incurred $1,586 of fixed asset impairment losses in connection with its decision to cease operation of a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort. In connection with the Company’s 2007 acquisition of its Attitash ski resort, the Company acquired property and equipment constituting the commercial core of a condominium building located adjacent to the resort. Since this acquisition, the Company has i) provided management services to the condominium’s owners association under a management services agreement (the “Management Services Agreement”), ii) sponsored a rental management program whereby unoccupied condominium units may be rented as hotel rooms, and iii) operated a restaurant and other hotel-type amenities in the areas of the building which it owns. In December 2017, the Company determined it would not be able to renew the Management Services Agreement upon its expiration on April 30, 2018 and, as a result, decided it would terminate the rental management program and cease operation of the hotel-type amenities as of that date.

Note 5. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:
	January 31, 2018	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at January 31, 2018 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.43% and 10.28% at January 31, 2018 and April 30, 2017, respectively); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	22,000	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at January 31, 2018 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017) with an original maturity in January 2020; paid in full on October 27, 2017	-	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at January 31, 2018 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,280	3,425
Other debt	899	2,870
Unamortized debt issuance costs	(4,624)	(5,240)
	165,717	176,592
Less: current maturities	673	1,807
	$165,044	$174,785

As of January 31, 2018, the Company was in compliance with all debt covenants under its various credit facility and debt agreements.

Royal Banks of Missouri Credit Facilities

On October 27, 2017, the Company renewed and increased its existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10,000 working capital line of credit to be used for general business purposes and a $15,000 acquisition line of credit to be used i) to pay off $12,415 of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, the Company used the borrowing capacity available under the acquisition line of credit to pay off the amount outstanding under the Original Credit Facility, including amounts outstanding under term loan described in the table above as Royal Banks of Missouri Debt. As of January 31, 2018,  $12,375 was outstanding under the 2017 Royal Banks Credit Facility and $12,625 was unused and available.

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

Leases

The Company leases certain land, land improvements, buildings and equipment under noncancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the consumer price index with maximum annual percentage increases capped at rates between 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The Company paid no significant contingent rentals in the periods presented.

Restricted cash

The provisions of certain of the Company’s debt instruments require that the Company make and maintain deposits, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  When funded, these amounts are included in restricted cash on the condensed consolidated balance sheets.

Note 8. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three and nine months ended January 31, 2018 in the amounts of $48 and $205, respectively, and for the three and nine months ended January 31, 2017, in the amounts of $73 and $148, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan, the Company granted 47,566 restricted stock units (“RSUs”) during the nine months ended January 31, 2018, with a weighted-average grant date fair value per unit of $4.37; and granted 46,770 RSUs during the nine months ended January 31, 2017, with a weighted-average grant date fair value per unit of $4.74.  As of January 31, 2018,  144,056 RSUs were outstanding, of which 100,456 were vested.

Note 9. Earnings (Loss) Per Share

The computation of basic and diluted loss per share for the three and nine months ended January 31, 2018 and 2017 is as follows:

	Three Months ended January 31,		Nine Months ended January 31,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Net income (loss) attributable to common
shareholders (numerator)	$8,781	$8,165	$(9,528)	$(7,721)

Weighted average number of shares outstanding:
Common stock	13,982,400	13,982,400	13,982,400	13,982,400
Vested restricted stock units	99,885	34,503	67,807	30,947
Basic average shares outstanding (denominator)	14,082,285	14,016,903	14,050,207	14,013,347

Basic earnings (loss) per common share	$0.62	$0.58	$(0.68)	$(0.55)

Diluted earnings (loss) per share:
Net income (loss) attributable to common shareholders	8,781	8,165	(9,528)	(7,721)
Effect of Series A preferred stock dividends
on numerator	400	-	-	-
Numerator for diluted earnings per share calculation	$9,181	$8,165	$(9,528)	$(7,721)

Basic average shares outstanding	14,082,285	14,016,903	14,050,207	14,013,347
Dilutive effect of conversion of preferred stock	3,179,650	3,145,089	-	-
Dilutive effect of unvested restricted stock units	43,600	60,951	-	-
Diluted average shares outstanding (denominator)	17,305,535	17,222,943	14,050,207	14,013,347

Diluted earnings (loss) per common share	$0.53	$0.47	$(0.68)	$(0.55)

The Company’s 43,600 and 60,951 outstanding unvested RSUs as of January 31, 2018 and 2017, respectively, have been excluded from the calculations of diluted earnings per share for the nine-month periods then ended because their impact would be anti-dilutive. In addition, the effect of the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), issued in November 2016, has been excluded from the calculation of diluted earnings per share for the nine months ended January 31, 2018, because the impact would be antidilutive.

Note 10.  Distributions to Shareholders

Series A Preferred Stock

The terms of the Company’s Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears from August 2017 at the rate of 8.0% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on the Company’s common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding or ii) January 1, 2027, the Company is prohibited from paying any dividend on common stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  On both October 4, 2017 and January 9, 2018, the Company’s board of directors approved a preferred stock cash dividend of $400  ($20.00 per share of Series A Preferred Stock).

Common Stock

During the nine months ended January 31, 2018, the Company paid common stock cash dividends of $2,937  ($0.07 per share of common stock on each of May 12, 2017, August 11, 2017 and November 10, 2017). On January 9, 2018,  the Company’s board of directors approved an additional quarterly cash dividend payment of $979  ($0.07 per share of common stock) payable in February 2018 which, as of January 31, 2018, is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

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

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first nine months of fiscal 2018 we continued to move forward with capital improvement projects at our Hunter Mountain, Hidden Valley and Mount Snow resorts.

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

•

At Mount Snow, we completed construction on the West Lake Water project during November 2017, and immediately began using this new snowmaking infrastructure as we opened the resort for the 2017/2018 ski season. The West Lake Water project included i) construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, ii) three new pump houses, iii) installation of snowmaking pipelines, and iv) other related improvements.

•

At Mount Snow, we continued construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the ski areas Carinthia base - a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals. We expect to complete the Carinthia Ski Lodge project prior to the 2018/2019 ski season.

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

Recent Developments

2017 Tax Act

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act made broad changes to the federal tax code which impacts us. The 2017 Tax Act included provisions that, among other things, provides for i) the reduction of the federal corporate tax rate, ii) the elimination of the corporate alternative minimum tax, iii) a new limitation on the deductibility of interest expense, iv) changes in the treatment of net operating losses after December 31, 2017, and v) bonus depreciation that allows for full expensing of qualified property.

Subsequent to the passage the 2017 Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the impact of the 2017 Tax Act. SAB 118 provides for a measurement period, not to exceed one year from enactment of the 2017 Tax Act, for companies to complete accounting for the impact of the 2017 Tax Act under the Financial Standards Accounting Board’s  Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effect of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for income effects of the 2017 Tax Act is incomplete, but the company can determine a reasonable estimate, the company must record a provisional estimate in its financial statement. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

As of January 31, 2018, we have recorded, on a provisional basis, an income tax benefit of $8,235 for the nine months ended January 31, 2018, which includes a discrete net tax benefit of $124.

As we are a calendar year taxpayer, we calculated the discrete tax benefit as of December 31, 2017 by re-measuring deferred tax assets and liabilities based on the rates at which they are expected to reverse. The computed benefit is considered provisional as we have not yet completed a cost segregation study related to certain fixed assets which were placed in service at our Mount Snow resort in November 2017. In addition, the provisional estimate is based on our current interpretation of the 2017 Tax Act and is subject to change as we receive additional information, clarifications and implementation guidance.

As of January 1, 2018, we estimate our expected tax rate through the end of our fiscal year ending April 30, 2018, to be 27.4%. The effective tax rate for the nine months ended January 31, 2018, differs from the expected tax rate due to the change in the 2017 Tax Act and the timing of the related income (loss) before income taxes.

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

Royal Banks of Missouri Credit Facilities

On October 27, 2017, we renewed and increased our existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10 million working capital line of credit to be used for general business purposes and a $15 million acquisition line of credit to be used i) to pay off $12.4 million of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, we used $12.4 million of the borrowing capacity available under the acquisition line of credit to pay off all outstanding amounts under the Original Credit Facility, including amounts outstanding under a term loan which bore interest at the prime rate plus 1.00% per annum with an original maturity date of January 26, 2020. As of January 31, 2018, approximately $12.4 million was outstanding under the 2017 Royal Banks Credit Facility.

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

Impairment Loss

During the three and nine months ended January 31, 2018, we incurred approximately $1.6 million of fixed asset impairment losses in connection with our decision to cease operation of a restaurant and certain hotel-like amenities at a condominium building adjacent to our Attitash ski resort. In connection with our 2007 acquisition of the Attitash ski resort, we acquired property and equipment constituting the commercial core of a condominium building located adjacent to the resort. Since this acquisition, we have i) provided management services to the condominium’s owners association under a management services agreement (the “Management Services Agreement”), ii) sponsored a rental management program whereby unoccupied condominium units may be rented as hotel rooms and iii) operated a restaurant and other hotel-type amenities in the areas of the building which we own. In December 2017, we determined we would not be able to renew the Management Services Agreement upon its expiration on April 30, 2018 and, as a result, decided to terminate the rental management program and cease operation of the hotel-type amenities as of that date.

Results of Operations

Three Months Ended January 31, 2018, Compared with the Three Months ended January 31, 2017

The following table presents our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	Three months ended January 31,
	2018	2017[1]	$ change	% change

Revenues:
Lift and tubing tickets	$31,398	$30,470	$928	3.0%
Food and beverage	9,248	8,946	302	3.4%
Equipment rental	6,264	4,886	1,378	28.2%
Ski instruction	4,866	4,683	183	3.9%
Hotel/lodging	2,782	2,883	(101)	-3.5%
Retail	3,566	3,314	252	7.6%
Other	1,148	1,203	(55)	-4.6%
	59,272	56,385	2,887	5.1%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	18,779	18,202	577	3.2%
Retail and food and beverage cost of sales	5,271	4,876	395	8.1%
Power and utilities	3,809	3,736	73	2.0%
Other	8,123	6,855	1,268	18.5%
	35,982	33,669	2,313	6.9%

Depreciation and amortization	3,379	3,209	170	5.3%
General and administrative expenses	1,353	1,793	(440)	-24.5%
Real estate and other non-income taxes	579	654	(75)	-11.5%
Land and building rent	362	345	17	4.9%
Impairment loss	1,586	-	1,586	100.0%
	43,241	39,670	3,571	9.0%
Income from operations	16,031	16,715	(684)	-4.1%

Other (expense) income:
Interest, net of interest capitalized of $206 and $411 in 2018 and 2017, respectively	(3,529)	(3,289)	(240)	7.3%
Gain on sale/leaseback	84	84	-	0.0%
Other income	28	1	27	> 100%
	(3,417)	(3,204)	(213)	6.6%

Income before income taxes	12,614	13,511	(897)	-6.6%
Income tax expense	3,433	5,346	(1,913)	-35.8%
Net income	$9,181	$8,165	$1,016	12.4%
Reported EBITDA	$20,996	$19,924	$1,072	5.4%

1Certain revenue balances in the comparative period contain reclassifications to conform to the presentation used in the current period.

Net Revenue. Net revenue increased $2.9 million, or 5.1%, for the three months ended January 31, 2018, compared with the three months ended January 31, 2017. The increase is primarily attributable to increased resort attendance driven, in part, by earlier ski season opening dates which led to higher ticket, rentals, retail and food and beverage sales. The disproportionately larger increase in equipment rental revenue, as compared to other categories, is due to increased attendance at our some of our Midwest resorts where a larger percentage of our guests do not own their own equipment.

Resort Operating Costs. Resort operating costs increased $2.3 million, or 6.9%, for the three months ended January 31, 2018, compared with the same period in the prior year.  Labor costs increased by 0.6 million, or 3.2%, due to increased staffing needs which resulted from earlier ski season opening dates, as well as increases in the minimum wage which impacted certain of our resorts. Cost of goods sold related to food and beverage and retail sales increased $0.4 million, or 8.1%, due to increased food and beverage and retail sales. Other resort operating expenses increased by $1.3 million, or 18.5%, primarily as a result of the timing of advertising campaigns and increased insurance, maintenance and supplies costs. During fiscal 2017, we experienced low liquidity levels and, as a result, implemented strict spending controls on discretionary costs.  By the beginning of fiscal 2018, our liquidity levels had normalized, and, as a result, our resorts incurred increased costs preparation for the 2017/2018 ski season.

General and Administrative Costs. General and administrative expenses decreased by $0.4 million, or 24.5%, for the three months ended January 31, 2018, as compared with the three months ended January 31, 2017, primarily as a result of lower incentive compensation expense in the current period.

Income Taxes. Income tax expense decreased $1.9 million, or 35.8%, as compared with the three months ended January 31, 2017, primarily as result of positive impacts from the enactment of the 2017 Tax Act which, among other effects, reduced our effective tax rate for the quarter from 39.6% to 27.2%.

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

Reconciliations of net loss to Reported EBITDA for the three months ended January 31, 2018 and 2017, were as follows (dollars in thousands):

	Three months ended
	January 31,
	2018	2017

Net income	$9,181	$8,165
Income tax expense	3,433	5,346
Interest expense, net	3,529	3,289
Depreciation and amortization	3,379	3,209
Impairment loss	1,586	-
Other income	(28)	(1)
Gain on sale/leaseback	(84)	(84)
Reported EBITDA	$20,996	$19,924

Reported EBITDA increased by $1.1 million, or 5.4%, for the three months ended January 31, 2018, as compared with the same period in the prior year, primarily as a result of higher net revenues, partially offset by higher resort operating costs.

Nine Months Ended January 31, 2018, Compared with the Nine Months ended January 31, 2017

The following table presents our unaudited condensed consolidated statements of operations for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	Nine months ended January 31,
	2018	2017[1]	$ change	% change

Revenues:
Lift and tubing tickets	$31,398	$30,470	$928	3.0%
Food and beverage	14,813	14,161	652	4.6%
Equipment rental	6,264	4,886	1,378	28.2%
Ski instruction	4,866	4,683	183	3.9%
Hotel/lodging	6,637	6,743	(106)	-1.6%
Retail	4,236	3,935	301	7.6%
Summer activities	4,459	4,549	(90)	-2.0%
Other	2,957	2,559	398	15.6%
	75,630	71,986	3,644	5.1%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	36,389	33,719	2,670	7.9%
Retail and food and beverage cost of sales	7,141	6,549	592	9.0%
Power and utilities	5,398	5,167	231	4.5%
Other	15,714	13,013	2,701	20.8%
	64,642	58,448	6,194	10.6%

Depreciation and amortization	9,678	9,642	36	0.4%
General and administrative expenses	4,130	4,682	(552)	-11.8%
Real estate and other non-income taxes	1,734	1,754	(20)	-1.1%
Land and building rent	1,054	998	56	5.6%
Impairment loss	1,586	-	1,586	100.0%
	82,824	75,524	7,300	9.7%
Loss from operations	(7,194)	(3,538)	(3,656)	103.3%

Other (expense) income:
Interest, net of interest capitalized of $1,151 and $1,194 in 2018 and 2017, respectively	(9,736)	(9,493)	(243)	2.6%
Gain on sale/leaseback	250	250	-	0.0%
Other income	117	4	113	> 100%
	(9,369)	(9,239)	(130)	1.4%

Loss before income taxes	(16,563)	(12,777)	(3,786)	29.6%
Income tax benefit	(8,235)	(5,056)	(3,179)	62.9%
Net loss	$(8,328)	$(7,721)	$607	7.9%
Reported EBITDA	$4,070	$6,104	$(2,034)	-33.3%

1Certain revenue balances in the comparative period contain reclassifications to conform to the presentation used in the current period.

Net Revenue. Net revenue increased $3.6 million, or 5.1%, for the nine months ended January 31, 2018, compared with the nine months ended January 31, 2017.   The increase is primarily attributable to earlier increased resort attendance driven, in part, by earlier ski season opening dates which led to higher ticket, rentals, retail and food and beverage sales. The disproportionately larger increase in equipment rental revenue as compared to other categories is due to increased attendance at our some of our resorts in the Midwest where a larger percentage of guests do not own their own equipment.

Resort Operating Costs. Resort operating costs increased $6.2 million, or 10.6%, for the nine months ended January 31, 2018, compared with the same period in the prior year. Labor costs increased by 2.7 million, or 7.9%, due to i) lower preseason staffing levels in fiscal 2017 as compared to fiscal 2018 and ii) increased staffing needs which resulted from earlier ski season opening dates and higher attendance in fiscal 2018, and iii) increases in the minimum wage which impacted certain of our resorts. Other resort operating expenses increased by $2.7 million, or 20.8%, primarily as a result of increased maintenance and supplies costs. During fiscal 2017, we experienced low liquidity levels and, as a result, implemented employee furloughs and strict spending controls on discretionary costs.  By the end of fiscal 2017, our liquidity levels had normalized. As a result, our staffing levels returned to a more normal level, and our resorts incurred increased costs as they prepared for the 2017/2018 ski season. Cost of goods sold related to food and beverage and retail sales increased $0.6 million, or 9.0%, due to increased food and beverage and retail sales.

General and Administrative Costs. General and administrative expenses decreased $0.6 million, or 11.8%, for the nine months ended January 31, 2018 compared with the nine months ended January 31, 2017, primarily due to lower incentive compensation expense and lower professional fee expense.

Income Taxes. The income tax benefit for the nine months ended January 31, 2018, increased by $3.2 million, or 62.9%, as compared with the nine months ended January 31, 2017, primarily as result of positive impacts from the enactment of the 2017 Tax Act which, among other effects, i) reduced our deferred tax liabilities and ii) reduced our effective income tax rate for the month ending January 31, 2018.

Reported EBITDA. Reconciliations of net loss to Reported EBITDA for the nine months ended January 31, 2018 and 2017, were as follows (dollars in thousands):

	Nine months ended
	January 31,
	2018	2017

Net loss	$(8,328)	$(7,721)
Income tax benefit	(8,235)	(5,056)
Interest expense, net	9,736	9,493
Depreciation and amortization	9,678	9,642
Impairment loss	1,586	-
Other income	(117)	(4)
Gain on sale/leaseback	(250)	(250)
Reported EBITDA	$4,070	$6,104

Reported EBITDA decreased by $2.0 million, or 33.3%, for the nine months ended January 31, 2018, as compared with the same period in the prior year, primarily as a result of increased resort operating costs, partially offset by higher net revenues.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $19.1 million of cash and cash equivalents as of January 31, 2018, compared with $33.7 million at April 30, 2017. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth fiscal quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at January 31, 2018 and April 30, 2017, consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of January 31, 2018 and April 30, 2017 (dollars in thousands):

	January 31, 2018	April 30, 2017
Attitash/Mount Snow Debt; payable in monthly interest only payments at an increasing interest rate (11.26% at January 31, 2018 and April 30, 2017); remaining principal and interest due on December 1, 2034	$51,050	$51,050
EPR Credit Facility Debt; payable in monthly interest only payments at an increasing interest rate (10.43% and 10.28% at January 31, 2018 and April 30, 2017, respectively); remaining principal and interest due on December 1, 2034	37,562	37,562
West Lake Water Project EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	30,000	30,000
Carinthia Ski Lodge EB-5 Debt; payable in quarterly interest only payments of 1.0%; remaining principal and interest due on December 27, 2021	22,000	21,500
Hunter Mountain Debt; payable in monthly interest only payments at an increasing interest rate (8.14% at January 31, 2018 and April 30, 2017); remaining principal and interest due on January 5, 2036	21,000	21,000
Royal Banks of Missouri Debt; payable in monthly principal payments of $42 and interest payments at prime plus 1.0% (5.0% at April 30, 2017) with an original maturity in January 2020; paid in full on October 27, 2017	-	9,875
Sycamore Lake (Alpine Valley) Debt; payable in monthly interest only payments at an increasing interest rate (10.72% at January 31, 2018 and April 30, 2017); remaining principal and interest due on December 1, 2034	4,550	4,550
Wildcat Mountain Debt; payable in monthly installments of $27, including interest at a rate of 4.00%; remaining principal and interest due on December 22, 2020	3,280	3,425
Other debt	899	2,870
Unamortized debt issuance costs	(4,624)	(5,240)
	165,717	176,592
Less: current maturities	673	1,807
	$165,044	$174,785

In addition to the credit facilities listed above, we maintain a $10.0 million working capital line of credit with Royal Banks of Missouri which, as of January 31, 2018, was undrawn and available; and we maintain a $15.0 million acquisition line of credit with Royal Banks of Missouri of which, as of January 31, 2018, approximately $2.6 million was undrawn and available.

As of January 31, 2018, we were in compliance with all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Nine Months Ended January 31, 2018, Compared with the Nine Months Ended January 31, 2017

Cash of $4.8 million was used in operating activities in the first nine months of fiscal 2018, an increase of $6.9 million when compared with the $2.1 million of cash provided by operations in the first nine months of fiscal 2017. The increased use of cash was primarily a result of changes in working capital partially offset by a  lower net loss. Significant changes in working capital items include assets of $3.3 million of prepaid interest which was not present at April 30, 2017,  and increases in insurance related deposits at January 31, 2018.

Cash of $0.7 million was used by investing activities in the first nine months of fiscal 2018.    Capital expenditures of $26.7 million during the first nine months of fiscal 2018 were offset by the release of $26.0 million of restricted cash. Compared to the same period in fiscal 2017, capital expenditures increased by $21.5 million, primarily related to increased construction activity in connection with the West Lake Water and Carinthia Ski Lodge projects at our Mount Snow resort.

Cash of $9.1 million was used in financing activities in the first nine months of fiscal 2018, which compares with $12.7 million provided by financing activities in the first nine months of fiscal 2017.   During first nine months of fiscal 2018, the use of cash primarily related to i) the net repayment of approximately $5.2 million outstanding under various credit facilities; ii) dividend payments of approximately $3.7 million to common and preferred stockholders; and iii) payment of $0.1 million in debt issuance costs.

Significant Uses of Cash

Our cash uses are currently expected to include i) operating expenditures; ii) capital expenditures; iii) debt service; and iv) the payment of dividends on our common and preferred stock, as the board of directors may declare subject to applicable law and the provisions of our debt arrangements.  In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Capital Expenditures

We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future. Total capital expenditures through the first nine months of fiscal 2018 were $26.7 million and included i) $18.5 million for the West Lake Water and Carinthia Ski Lodge projects, ii) $7.3 million for maintenance capital expenditures, and iii) $0.9 million for the Hunter Mountain expansion and Hidden Valley zipline projects.  We currently anticipate we will spend an additional $5.0 million to $7.0 million on capital expenditures during the balance of fiscal year 2018.  These expenditures include approximately i) $1.5 million to $2.5 million on the Hunter Mountain expansion and Hidden Valley Zipline projects; and ii) $3.5 million to $4.5 million on the Carinthia Ski Lodge project.  The Carinthia Ski Lodge projects is being funded with proceeds raised through our EB-5 investment program, and as of January 31, 2018, our condensed consolidated balance sheet reflected $17.5 million of restricted cash to fund the completion of this project. In addition to these restricted cash balances, we expect to use cash on hand and cash generated from future operations to provide the cash necessary to execute our capital plans, and believe these sources of cash will be adequate to meet our needs.

Debt Service Reserves

In accordance with the terms of our agreements with EPR Properties, we are required to maintain a debt service reserve (the “Debt Service Reserve”) related to borrowings from EPR Properties. As of January 31, 2018, $3.3 million was recorded in prepaid expenses and deposits on the condensed consolidated balance sheets related to this payment. Previously, the Company had satisfied the requirements of the Debt Service Reserve by maintaining restricted cash deposits with a third party financial institution.

The provisions of certain of our other debt instruments require that we make and maintain deposits, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  When funded, these amounts are included in restricted cash on the condensed consolidated balance sheets.

Dividend Payments

As of January 31, 2018, 20,000 shares of our Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), are outstanding. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning in August 2017.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding or ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  We intend to pay the Series A Preferred Stock dividends of approximately $0.4 million per quarter, and made the first two such quarterly payments in November 2017 and January 2018.

During the first nine months of fiscal 2018, we paid common stock cash dividends of $2.9 million ($0.07 per share of common stock on each of May 12, 2017, August 11, 2017 and November 10, 2017), and declared a cash dividend of $1.0 million ($0.07 per share of common stock) on January 9, 2018, which we paid in February 2018. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The interest rates on our Attitash/Mount Snow Debt, EPR Credit Facility Debt, Sycamore Lake (Alpine Valley) Debt and Hunter Mountain Debt are subject to increase,  though the interest rates can only be increased by a maximum factor ranging from 1.0150 to 1.0175 annually. Based on current debt balances and interest rates, the maximum additional interest expense related to these borrowings would be approximately $0.1 million over the next 12 months.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended January 31, 2018.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: March 8, 2018		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: March 8, 2018		Christopher J. Bub
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