Form 10-K
period 2018-04-30
Peak Resorts Inc
filed 2018-07-17
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

          (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018.

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $45.6 million.

As of July 12, 2018,  13,982,400 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended April 30, 2018.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (the “Report”) include the use of the terms “we,” “us” and “our” which unless specified otherwise refer collectively to Peak Resorts, Inc. (“Peak Resorts”) and its subsidiaries.

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

You should also refer to Part I, Item 1A, “Risk Factors”, of this Report for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

Item 1. Business.

General

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

Combined, our resorts generated approximately 1.8 million ski and tubing visits in the 2017/2018 ski season.  Despite volatile weather conditions during the 2017/2018 ski season, we recorded record revenue of $131.7 million for fiscal 2018, an increase of 6.8% over fiscal 2017.  Revenue for fiscal 2018 was up from the prior year due to growth in visits and season pass sales. As the U.S. economy continues to improve, our resorts are well-positioned to benefit from increased consumer spending on leisure activities, and we expect to continue to increase our lift ticket prices and drive more skier visits to our resorts.

The U.S. ski industry is highly fragmented, with less than 15% of the 479 ski resorts being owned by companies with four or more ski resorts. We believe our proven ability to efficiently operate multiple resorts as well as our track record of successful acquisitions has created our reputation in the marketplace as a preferred buyer. We believe extensive experience in acquiring ski resorts and investing in snowmaking, lifts and other skier services, as well as the synergies we create by operating multiple resorts, drives increased revenues and profitability. Our capabilities serve as a competitive advantage in sourcing and executing investment opportunities as sellers will often provide us a "first look" at opportunities outside of a broader marketing process, allowing us to expand both within our existing markets and into new markets.

We operate in a single business segment—resort operations. We are not dependent on any single customer, the loss of which would have a material impact on our financial statements, and we derive no revenue from foreign sources.

Our History

Peak Resorts, Inc. was incorporated in Missouri on September 24, 1997, as a holding company to own or lease and operate day and overnight drive ski resorts through its wholly owned subsidiaries. Throughout the history of the Company, including the development of the Hidden Valley and Snow Creek ski resorts before the incorporation of Peak Resorts, Inc., the Company has acquired or developed a total of 14 ski resorts.

On November 20, 2014, we completed our initial public offering of our common stock, selling 10 million shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million. Our common stock is traded on the NASDAQ Global Market under the symbol “SKIS”.

On January 6, 2016, we completed the acquisition of the Hunter Mountain ski resort located in Hunter, New York, through the purchase of all of the outstanding stock of each of Hunter Mountain Ski Bowl, Inc., Hunter Mountain Festivals, Ltd., Hunter Mountain Rentals, Inc., Hunter Resort Vacations, Inc., Hunter Mountain Base Lodge, Inc., and Frosty Land, Inc. (collectively, “Hunter Mountain”). The Company acquired Hunter Mountain for total cash consideration of $35.0 million plus the assumption of two capital leases estimated at approximately $1.7 million.

On November 2, 2016, we completed a private placement (the “Private Placement”) of securities to CAP 1 LLC (the “Investor”). The securities issued in the Private Placement included $20 million in Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase up to 2,719,018 shares of our common stock at prices ranging from $6.50 per share to $9.00 per share. In connection with the Private Placement, we entered into a Stockholders’ Agreement granting the Investor the right to nominate a director to sit on the Company’s board of directors, preemptive rights with respect to certain future issuances of securities, and consent rights regarding certain acquisitions and dispositions, in each case subject to stock ownership requirements and exceptions. The terms of the Private Placement, Series A Preferred Stock and the Warrants are more fully described in Note 5 to the consolidated financial statements included in this Report.

Our Resorts

Our 14 ski resorts consist of six overnight drive ski resorts and eight-day ski resorts located across seven states, ranging from Missouri to New Hampshire, and appeal to a wide range of visitors. All of our ski resorts employ high-capacity snowmaking capabilities on over 90% of their terrain as well as food and beverage, equipment rental and retail outlets. All of our properties offer alternative snow activities, such as terrain parks and tubing, in addition to skiing and snowboarding. The diversity of our services and amenities allows us to capture a larger proportion of customer spending as well as ensure product and service quality at our resorts.

During the 2016/2017 ski season, the Company introduced the Peak Pass, a season pass which features a total of six pass options valid at seven different mountain locations across four states in the Northeast. Participating resorts include Mount Snow in Vermont; Attitash, Wildcat and Crotched Mountains in New Hampshire; Hunter Mountain in New York; and Jack Frost and Big Boulder in Pennsylvania.  The Company believes the variety of each resort's on-mountain experience, as well as the proximity of these resorts, makes the Peak Pass a unique and affordable product for the vast majority of skiers and riders in the Northeastern U.S.

For the 2018/2019 ski season we introduced the Ohio Peak Pass add-on, which will allow season pass holders from our individual Ohio resorts to enjoy skiing at our existing Peak Pass resorts.

The following table summarizes key statistics relating to each of our resorts as of April 30, 2018:

Property	State	Developed/ Acquired	Nearest Metro MSA	Population Base (millions)	Skiable Acres	Total Lifts	Vertical Drop (ft.)
Hidden Valley	MO	1982	St Louis	3.9	60	9	310
Snow Creek	MO	1985	Kansas City	2.9	40	6	300
Paoli Peaks	IN	1997	Louisville, Nashville	3.0	65	8	300
Mad River*	OH	2001	Columbus, Dayton	2.8	144	12	300
Boston Mills	OH	2002	Cleveland, Akron, Canton	7.1	40	8	264
Brandywine	OH	2002	Cleveland, Akron, Canton	7.1	48	10	264
Crotched Mountain	NH	2003	Boston	13.9	105	5	1,000
Jack Frost	PA	2005	Philadelphia, New York City	27.3	80	12	600
Big Boulder	PA	2005	Philadelphia, New York City	27.3	65	11	475
Attitash	NH	2007	Boston	13.9	307	11	1,750
Mount Snow	VT	2007	New York City, Boston, Albany	27.4	490	20	1,700
Wildcat Mountain	NH	2010	Boston	13.9	225	5	2,112
Alpine Valley	OH	2012	Cleveland, Akron, Canton	7.1	54	7	260
Hunter Mountain	NY	2016	New York City, Boston, Albany	27.4	220	12	1,600

* Leased property

We operate portions or all of certain of our resorts pursuant to lease agreements with third parties or pursuant to Forest Service special use permits with the federal government.  We own the remaining land underlying our resorts. For a description of our ownership and use of the land underlying our resorts, see Item 2, “Properties” of this Report.

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during fiscal 2018 we completed one major project and continued to move forward with capital improvement projects at our Hunter Mountain, Hidden Valley and Mount Snow resorts.

•

At Hunter Mountain, we began the Hunter North expansion project to increase the resort’s skiable acreage by approximately 25%, add automated snowmaking and a six-passenger detachable high-speed chair lift and a  parking area. We expect to complete the project during the 2018/2019 ski season.

•

At Mount Snow, we completed construction on the West Lake Water project in November 2017, and immediately began using this new snowmaking infrastructure as we opened the resort for the 2017/2018 ski season. The West Lake Water project included i) construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, ii) construction of three new pump houses, iii) installation of snowmaking pipelines, and iv) other related improvements.

•

At Mount Snow, we continued construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals. We expect to complete the Carinthia Ski Lodge project prior to the 2018/2019 ski season.

•

At Hidden Valley, we obtained government approval to construct a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  We anticipate completing the project during calendar year 2019.

Ski Industry

The National Ski Areas Association (“NSAA”) Kottke National End of Season Survey - Preliminary Report (the “Kottke Report”) estimated the U.S. ski industry had approximately 53.3 million skier visits in the 2017/2018 ski season, down 1.5 million or 2.8%, from the 2016/2017 ski season.  The Kottke Report also reported that there were 472 ski areas operating during the 2017/2018 ski season in the U.S., down nine areas from the 2017/2018 ski season. Given the consistency and strength of annual skier visits over the last 30 years, as well as the state of the recovering economy, we believe that skier participation will remain strong in the coming years.

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

An important statistic used to gauge the performance of companies operating within the ski industry is revenue per skier visit. The revenue per skier visit of our resorts for the 2007/2008 ski season (the first season subsequent to the Mount Snow and Attitash acquisitions) to the 2016/2017 ski season (the most current ski season for which data is available) increased at a compounded annual growth rate of 4.7% compared to an increase of 4.0% for the U.S. ski industry for the same period. Revenue per skier visit is calculated as total resort revenue divided by skier visits.

The ski industry statistics stated in the foregoing sections have been derived from data published by the Kottke National End of Season Survey 2016/2017 and other industry publications, including those of the NSAA.

Revenue Components

The following table shows our net revenue by the principal revenue category from which it was derived (dollars in thousands):

	Year ended April 30,
	2018	2017	2016
Revenues
Lift and tubing tickets	$61,683	$58,100	$45,541
Food and beverage	24,749	23,078	15,816
Equipment rental	9,991	8,582	7,036
Ski instruction	9,128	8,562	6,580
Hotel/lodging	9,874	9,731	7,972
Retail	6,748	6,395	4,560
Summer activities	4,459	4,549	4,302
Other	5,030	4,252	3,922
	$131,662	$123,249	$95,729

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

•

Equipment Rental— Day ski resorts generally attain a higher percentage of rental revenue than overnight fly destination ski resorts and overnight drive ski resorts because a large majority of day ski resort skiers are novices, who typically do not own ski equipment. Equipment rental rates generally range between $30 and $45 per person per session. We have focused on improving our equipment rental facilities to provide quick access to new and high-quality equipment, self-service options with expert advice and fitting available, and immediate access to the lifts and ski instruction areas from the rental facility. By eliminating the equipment rental bottleneck, we believe we have significantly enhanced the skiers' resort experience, which corresponds to increased rental revenues.

•

Ski Instruction— Ski instruction is considered important to operations because of the large numbers of novice or early intermediate skiers who typically visit day ski resorts. We offer low group lesson prices to encourage participation, which range from $15 and $49 per person per lesson. Individual instructions and private lessons may range from $45 to $130 or more per lesson.

•

Hotel/Lodging— Because we primarily operate day ski resorts, not all of our resorts offer hotel or other lodging services. We derive revenue from room rentals, and the operation of retail, restaurant, conference, spa and health club facilities. At condominium properties we operate under rental management agreements, we also derive revenue from housekeeping and other services provided to individual unit owners.

During fiscal 2018, we operated hotels at our Attitash, Hunter Mountain and Mount Snow ski resorts, where third parties own 100% of all available quarter-share interval interests, and we retain ownership of common areas and commercial space of the hotel. At Mount Snow, we manage other condominium properties from which we derive rental and property management fees, and we own and operate the Snow Lake Lodge, a traditional hotel property. As of the end of fiscal 2018, we ceased operation of the rental management program, restaurant and certain hotel-like amenities at a condominium building adjacent to our Attitash resort.

•

Retail— Like ski instruction services, retail also represents a relatively small percentage of our total revenues. Some of our resorts offer a selection of more substantial ski-related equipment, such as boots, skis and snowsuits, while others maintain only a minimal selection of smaller items, such as gloves and goggles. Merchandise selection and pricing decisions are made in light of consumer trends and local demographic conditions. To an extent we have centralized our retail purchasing function, however individual ski resort management personnel oversee their merchandise selection as they see fit for their markets. At certain resorts we lease merchandise operations to third-party merchants.

•

Summer Activities— Although the majority of our resorts do not have material operations during the summer months, we do operate several resorts during the summer.  Activities include zip tours, water parks, mountain coasters, horseback riding, conferences, camps, and festivals.

Seasonality

Our revenues are highly seasonal in nature. The vast majority of revenue is generated during the ski season, which occurs during the winter months in our third and fourth fiscal quarters.  Some of our properties offer off season attractions, such as golf, roller coasters, swimming, summer concerts and zip rides; however, these activities do not comprise a substantial portion of our annual revenues.  As a result, our resorts typically experience operating losses and negative operating cash flows during the first and second quarters of each fiscal year.

The seasonality of our revenues amplifies the effect of events outside our control, especially weather. While our geographically diverse operating locations help mitigate the effect of weather conditions, adverse weather could lower attendance due to suboptimal skiing conditions or limited access to our resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, and increase operating costs related to snowmaking efforts and inefficient labor utilization.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April.  The following table illustrates the opening and closing dates of our resorts over the last five ski seasons:

	2013/2014	2014/2015	2015/2016	2016/2017	2017/2018
Resort	Open Dates	Open Dates	Open Dates	Open Dates	Open Dates
Attitash	Dec 7 - Apr 6	Dec 6 - Apr 5	Dec 26 - Mar 27	Dec 26 - Apr 20	Dec 15 - Apr 8
Alpine Valley	Dec 28 - Mar 16	Dec 30 - Mar 22	Jan 3 - Mar 6	Dec 11 - Mar 17	Dec 9 - Feb 18
Big Boulder	Nov 14 - Apr 6	Nov 20 - Apr 19	Jan 2 - Mar 27	Nov 25 - Apr 9	Nov 11 - Apr 8
Boston Mills	Nov 29 - Mar 16	Jan 1 - Mar 22	Jan 4 - Mar 8	Dec 16 - Mar 19	Dec 9 - Mar 26
Brandywine	Dec 14 - Mar 16	Jan 2 - Apr 1	Jan 5 - Mar 11	Dec 16 - Mar 5	Dec 9 - Mar 26
Crotched Mountain	Nov 30 - Mar 30	Nov 28 - Apr 5	Dec 29 - Mar 20	Dec 10 - Apr 9	Dec 15 - Apr 1
Hidden Valley	Dec 14 - Mar 15	Jan 2 - Mar 8	Jan 10 - Mar 6	Dec 10 - Feb 20	Dec 15 - Mar 4
Hunter Mountain (1)	—	—	Dec 13 - Mar 27	Nov 25 - Apr 9	Nov 21 - Apr 14
Jack Frost	Dec 7 - Mar 23	Dec 12 - Mar 29	Dec 26 - Mar 13	Dec 10 - Mar 19	Nov 11 -Apr 1
Mad River Mountain	Nov 30 - Mar 16	Dec 20 - Mar 22	Jan 2 - Mar 8	Dec 16 - Mar 19	Dec 9 - Mar 25
Mount Snow	Nov 15 - Apr 13	Nov 21 - Apr 19	Nov 26 - Apr 3	Nov 23 - Apr 16	Nov 11 - Apr 22
Paoli Peaks	Dec 14 - Mar 9	Dec 31 - Mar 8	Jan 4 - Mar 6	Dec 16 - Feb 20	Dec 15 - Feb 19
Snow Creek	Dec 14 - Mar 9	Dec 31 - Mar 8	Dec 31 - Mar 6	Dec 16 - Mar 5	Dec 26 - Mar 11
Wildcat Mountain	Nov 28 - Apr 27	Nov 9 - Apr 30	Nov 26 - Apr 24	Nov 24 - Apr 29	Nov 11 - Apr 22

(1) We acquired the Hunter Mountain ski resort in January 2016.

Marketing

We promote our resorts through both on-site marketing and external marketing. We encourage visitors to return to our resorts by offering complimentary skier orientations at our resorts. We also have marketing programs in place directed at attracting groups, such as religious organizations, social clubs, corporate entities, schools and civic organizations, and we offer discounts to active military personnel. We believe that group discounts encourage new participants to try snow sports.

Student passes are also sold through schools, and season passes are promoted through targeted direct mail marketing, the internet and local sporting goods stores.

Our resorts attempt to maximize community awareness through social media, radio advertisements, special events and promotions and “free media” advertising, when possible. We host competitions and charity events, issue media passes and encourage live radio and television broadcasts for news segments such as weather or sports. Events we have hosted include the Dew Tour, X-Games, Tough Mudder, SAM Cutters Camp, Transworld Trans-am Snowboard Event, Mountain Dew Vertical Challenge, NCAA National Downhill Championships, Special Olympics Games, Military Salutes, Taste of Country Music Festival, and U.S. National Mountain Biking Championships.

Competition

We believe there are high barriers to entry for new ski resorts due to i) the limited private lands on which ski resorts can be developed, ii) the difficulty in getting necessary government approvals and permits to build on public land and iii) the substantial capital resources needed to construct necessary ski infrastructure. As such, we believe the risk that our market will become saturated with new industry participants is relatively low. We believe our resorts do not directly compete with overnight fly destination ski resorts, such as the larger ski resorts in Colorado, California, Nevada, Utah and other destination ski resorts worldwide. Rather, we believe we compete primarily with other existing day and overnight drive ski resorts and non-ski related day vacations.

 Our competition varies by geographical area. While we believe our Midwestern market ski resorts face only limited competition within their relative metropolitan markets, there are many other day and overnight drive ski resorts which compete with our Northeastern and Southeastern market ski resorts. We compete with approximately 146 resorts in the Northeastern market and 47 resorts in the Southeastern market, which includes Pennsylvania.

Competitive Strengths

We believe our strengths are as follows:

We own a high-quality branded portfolio.  We own 13 and operate 14 high-quality ski resorts, each of which is individually branded and recognized to be a leading ski resort in its respective regional market. Our devotion to maintaining high quality standards through strategic investments and upgrades has created a loyal customer base at each of our resorts. Our strong branding reinforces customer loyalty and serves to attract new guests through focused marketing campaigns and word of mouth.

We have a history of investing in targeted capital projects to increase profitability.  We are continuously evaluating our property-level performance and are committed to increasing our profitability. Many ski resort operators are unwilling to invest in improvements due to capital constraints and the perceived risk of such investments. Over our history, we have made significant investments throughout our portfolio of resorts in an effort to improve the profitability of our ski resorts through energy-efficient snowmaking machinery, high-speed/high-capacity lifts and additional features such as terrain parks, zip tours, and various other infrastructure investments. The costs of these improvements are significantly outweighed by the benefits realized, which include higher quality and less costly snow, shorter lift lines, terrain expansion, off season revenue builders and customer appreciation. We have found that our ability to transport customers up the mountain on high-speed chairlifts and otherwise reduce lift lines attracts skiers, promotes a better skiing experience, and leads to higher restaurant and retail sales and increased customer satisfaction. Our most recent expansive capital projects that were completed in fiscal 2018 or in process as of April 30, 2018, include snow making infrastructure and a new ski lodge at our Mount Snow ski resort in Vermont and terrain expansion and a new lift at our Hunter Mountain ski resort in New York.

We are an experienced and successful acquirer and integrator.  We have grown our Company significantly since inception by acquiring strategically located ski resorts with the potential for increased revenue growth and margin expansion. We have successfully acquired and integrated 11 ski resorts since 1997. We adhere to a disciplined acquisition strategy by pursuing opportunities at attractive acquisition prices that can create additional value through operational improvements and efficiencies. After acquiring a ski resort, we implement a strategic repositioning program designed during the underwriting process and integrate the resort into our portfolio. We believe our track record for acquiring and integrating ski resorts makes us an industry leader and gives us a competitive advantage over other buyers.

Our experienced senior management team is dedicated to providing a reliable and enjoyable ski experience.    Our senior executive team has over 60 years of combined experience owning, operating and acquiring ski resorts in the United States. Since 1982, it has been our vision to offer a reliable and enjoyable skiing experience to our customers. As a result of this vision, our management team constantly strives to enhance and improve our snowmaking capabilities to ensure our ski resorts maintain high-quality snow throughout the season. In addition, our management team strives to provide our ski resorts with a full range of amenities to augment our customers' overall skiing experience.

Overnight drive and day ski resorts experience lower sensitivity to the economy.  We believe our portfolio of resorts provides a more attractive risk-adjusted return than overnight fly resorts due to the stability in our visits. Furthermore, we believe customers are more likely to visit overnight drive and day ski resorts during an economic downturn as compared to other higher cost overnight fly ski resorts, resulting in less sensitivity to downturns in the economy. Our revenue per skier visit increased at a compounded annual growth rate of 4.7% from the 2007/2008 ski season to the 2016/2017 ski season compared to an increase of 4.0% for the U.S. ski industry for the same period.

The ski industry possesses high barriers to entry.  A limited number of ski resorts have been developed in the past 30 years. Skiable land is scarce and demanding to develop due to the difficulty in aggregating suitable terrain, obtaining government permitting, resolving accessibility issues and addressing heightened environmental concerns. Operating a ski resort requires a high level of expertise and strict regulatory and environmental compliance. Additionally, many resorts have built significant customer loyalty and brand awareness over multiple generations, which can be difficult for a new entrant to overcome. These factors have contributed to the number of ski resorts decreasing 35.8%, from 735 in 1984 to 472 in 2018 as smaller, poorly capitalized resorts have been unable to compete effectively. With our large existing portfolio, proven capital investment strategy and strong customer loyalty, we believe our portfolio of resorts is competitively well-positioned.

Our ski resort portfolio is diverse.  Our portfolio of 14 ski resorts consists of six overnight drive ski resorts and eight day ski resorts located across seven states ranging from Missouri to New Hampshire. We believe our portfolio mix enables us to reach a large customer base seeking high-quality ski resorts within driving distance of major metropolitan areas. Each of our ski resorts is located within reasonable drive times from major metropolitan areas such as New York City, Boston, Philadelphia, Cleveland and St. Louis, which we believe provides us with a consistent repeat customer base and increases our new customer outreach potential. We believe that the size and geographic diversity of our portfolio helps insulate our financial performance against adverse economic and weather conditions.

We are a proven operator of ski resorts.  We have operated numerous ski resorts since our incorporation in 1997. Due to our extensive operating expertise, we believe we have a profitable and efficient platform that positions us to take advantage of growth initiatives and cost controls.

Management’s and stockholders’ interests are aligned.  Our management team owns approximately 16% of our outstanding shares. We believe this substantial ownership by management aligns our interests with those of our stockholders.

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

Regulation and Legislation

The 1986 Ski Area Permit Act and Master Development Plans

The 1986 Ski Area Permit Act (the "1986 Act") allows the National Forest Service to grant special use permits for the operation of ski resorts and construction of related facilities on National Forest lands. In addition, the permits granted to our ski resorts under the 1986 Act require a master development plan for each ski resort that is granted a special use permit. Of our 14 resorts, only Wildcat Mountain and portions of Attitash and Mount Snow operate under special use permits under the

1986 Act. The skiable terrain at our other resorts is located on land that we own or lease from third parties, including state governments.

Each area of National Forest land maintains a land and resource management plan, which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving proposed uses. Under the 1986 Act, the Forest Service has the right to review and approve the locations, design and construction of improvements in the permit area and many other operational matters.

Our special use permits expire as follows: Attitash ski resort—April 4, 2047; Mount Snow ski resort—April 4, 2047; and Wildcat Mountain ski resort—November 18, 2050. We intend to request new special use permits for each of these resorts as provided by the Forest Service regulations and terms of the existing special use permits. To our knowledge, the Forest Service has never refused to issue a new special use permit to replace an expiring special use permit for an operating ski resort.

Special use permits contain requirements and impose obligations on our part, including that we indemnify the Forest Service from third-party claims arising out of our operations under the special use permits and that we comply with all applicable laws. We are required to pay an annual fee to the Forest Service for special use permits which could range from 1.5% to 4.0% of revenue from sales and services provided on Forest Service land. Historically we have paid fees ranging from 1.5% to 2.5% of such revenue and do not expect that this will change in the near future. The calculation of the fee is based on sales from lift tickets, season passes, ski instruction, food, beverages and merchandise, as well as equipment rental fees, and other ancillary services.

Special use permits may be amended by mutual agreement between us and the Forest Service to change the applicable ski resort or permitted uses. The Forest Service may also modify special use permits to accommodate changes in plans or operations. Permit amendments must be consistent with the land and resource management plan and are subject to the provisions of the National Environmental Policy Act ("NEPA").

The Forest Service may terminate a special use permit if it determines that termination is required for specific compelling reasons. However, to our knowledge, no special use permit for a ski resort has ever been terminated by the Forest Service without the consent of the operator.

We must propose a master development plan for all improvements we intend to make on National Forest lands and submit such plans to the Forest Service for review and acceptance. Once the Forest Service accepts a master development plan, individual projects contemplated by the plan are approved by the Forest Service through separate applications.

National Environmental Policy Act

Under NEPA, our major proposed actions on all National Forest land, such as the expansion of a ski resort or installation of new snowmaking equipment, must be assessed to determine the environmental impacts of such actions. Upon our application to the Forest Service to undertake major projects, the Forest Service must conduct an environmental study, which can impact the time it takes to complete a project. During these studies, the Forest Service is required to consider alternatives to proposed actions and impacts that may be unavoidable. We may not get the Forest Service's approval to undertake a project or may be required to take alternative action, depending on the results of the environmental studies.

Underground Storage Tank Regulations

We have underground storage tanks ("USTs") on our ski resort properties in Ohio, New Hampshire, New York Pennsylvania and Vermont for the purpose of storing gasoline, fuel oil and propane that we use in the operation of our resorts, lodges and skier service buildings. The federal Solid Waste Disposal Act gives the Environmental Protection Agency ("EPA") the authority to regulate USTs. State UST programs which are at least as strict as the federal regulations and which have been approved by the EPA, govern the USTs in lieu of the federal regulations. The objectives of the state UST programs are to ensure that:

"	USTs are properly constructed and designed in accordance with recognized industry standards;
"	Installations, repairs and removals are conducted and inspected by qualified and trained individuals;
"	Active USTs are properly operated and monitored for the release of substances; and

"	Upon closure, USTs are properly decommissioned and sites are assessed for contamination.

We believe that the USTs at our facilities meet all state and federal construction and operation standards. Compliance with these UST regulations has not had a material impact on our capital expenditures, earnings or competitive position, and we do not expect it to have a material impact in the future.

Employees

As of April 30, 2018, our Company employed 481 year-round full-time employees and 165 year-round part-time employees.  In addition, during the height of our 2017/2018 ski season, we employed approximately 5,838 seasonal employees.

Availability of Information

Our principal executive offices are located at 17409 Hidden Valley Drive, Wildwood, Missouri 63025, telephone (844) 513-7325. We maintain a website at www.peakresorts.com. We make available on our website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we file these reports with the Securities and Exchange Commission (the “SEC”). Reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Item 1A. Risk Factors.

You should carefully read and consider the risks described below, together with all of the other information set forth in this Report. Our business, results of operations, financial condition, cash flows and the trading price of our common stock could be materially and adversely harmed by any of the following risks. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to Our Business and Industry

Our industry is sensitive to weakness in the economy, and we are subject to risks associated with the overall leisure industry.

An economic downturn or weak economic conditions in the U.S. could have an adverse effect on our industry and could reduce consumer spending on recreational activities such as those offered by our resorts, resulting in decreased skier visits and reduced consumer spending at our ski resorts. In addition, while we have been successful in raising prices under a variety of economic conditions, we may be unable to maintain or increase the price of our lift tickets, season passes or other offerings during an economic downturn. Such events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business is vulnerable to the risk of unseasonably warm weather conditions and skier perceptions of weather conditions.

Our ability to operate and attract visitors to our resorts is influenced by weather conditions. Unseasonably warm weather can adversely affect our resorts’ opening and closing dates, the number of days we operate during a ski season, our ability to manufacture snow and maintain good ski conditions, and the number of skier visits to our resorts. Such events could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, warm weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Early season snow conditions and skier perceptions of such snow conditions may influence the momentum and success of the overall season. There is no way for us to predict future weather patterns or the impact weather patterns may have on our business, financial condition, results of operations or cash flows.

Climate change and greenhouse effects may adversely impact our results of operations.

There is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effects of climate change, including any impact of global warming, could have a material adverse effect on our results of operations. Warmer may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. In addition, a steady increase in global temperatures could shorten the ski season in the future. Climate change may also cause an increase in changes to precipitation and extreme weather events in ways we cannot currently predict. Such changes to the amount of natural snowfall and extreme differences in weather patterns may increase our snowmaking expense, inhibit our snowmaking capabilities and negatively impact skier visits.

Our business is highly seasonal and the occurrence of certain events during our peak times could have a negative effect on our revenues.

Our resort operations are highly seasonal. Air temperatures and the timing and amount of snowfall controls our resorts’ opening and closing dates and can influence the number and type of skier visits. The majority of our skier visits are from mid-December to early April. Accordingly, during the past three fiscal years, we generated, on average, 87.6 % of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2017/2018 ski season, we generated 44.8% of our revenues on weekends and 26.0% of our revenues during these three major holiday periods. Our resorts typically experience operating losses and negative cash flows during the first and second quarters of each fiscal year while our resorts’ winter sports activities are not in operation. Operating results for any fiscal quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. A high degree of seasonality in our revenues and our dependence on weekends and major holidays increases the impact of weather and other events on our operating results. Adverse weather conditions, equipment failures, and other developments of even moderate or limited duration occurring during these peak business periods could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to fully utilize our net operating loss or interest carryforwards.

The Tax Cuts and Jobs Act legislation (the “Jobs Act”) signed into law in December 2017 included a provision under which net operating losses, incurred in calendar year 2018 and thereafter may be carried forward for an indefinite period.  However, the Act limited the amount of income that such net operating loss (“NOL”) carryforwards can be used to offset in a subsequent tax year. The Jobs Act also placed limitations on our ability to deduct interest expense in a given tax year; however, the Jobs Act provides that interest expense not deducted in the year incurred by virtue of those limitations, may be carried forward indefinitely.  The interest limitations of the Act may increase the likelihood that our net operating loss carryovers arising prior to calendar year 2018 will be utilized prior to their expiration.  However, because any interest carryover amounts retain their character as interest, in future years we may not be able to realize the benefit of any accumulated interest carryforwards.

Uncertainty exists with respect to the future realization of the NOL carryforwards and the amount of any NOL carryforwards we will be able to utilize in a given future period. To the extent available, we intend to use these NOL carryforwards to offset future taxable income. There can be no assurance, however, that we will generate sufficient taxable income in the carryforward period to utilize any NOL carryforwards before they expire. In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an "ownership change" to utilize its NOLs and certain other tax attributes existing as of the date of such ownership change. In connection with our initial public offering (“IPO”) in November 2014 and our acquisition of the Hunter Mountain ski resort, changes in ownership occurred pursuant to the provisions of the Code. As a result, usage of NOL carryforwards which existed prior to our IPO and usage of NOL carryforwards acquired in the Hunter Mountain ski resort acquisition will be limited each year and may expire before we have the ability to utilize them.

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

The ski industry is highly competitive and capital intensive. Our ski resorts located in the Northeast and Mid-Atlantic states, compete against other ski resorts in their markets for both day and overnight drive skiers. Our competitive position depends on several factors, such as the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services and resort reputation. Some of our competitors have stronger competitive positions in respect of one or more of these factors, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We believe that while our Midwestern ski resorts face only limited competition from other ski resorts in the region, our competitors in the Midwest primarily include other recreation resorts, including warm weather resorts and various alternative leisure activities. Our resorts in the Northeastern and Mid-Atlantic states face similar competition from non-ski competitors. Our ability to maintain or improve skier visits at our resorts depends on, among other things, weather conditions, costs of lift tickets and related skier services relative to the costs of other leisure activities and our ability to attract people interested in recreational sports. Our failure to compete on these or other factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in consumer behavior and preferences may affect skier visits at our ski resorts.

Our success depends on our ability to attract visitors to our ski resorts. Changes in consumer behavior and preferences, particularly those affecting the popularity of skiing, snowboarding and tubing, and other social and demographic trends, could adversely affect the number of skier visits during a ski season. A reduction in average household income in areas near our resorts, compared to historic levels, combined with the increasing cost of skiing, snowboarding and tubing, may make these activities unaffordable for a large percentage of that population. A significant decline in skier visits compared to historical levels could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The integration of acquired businesses may result in disruption to other parts of our business and may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

Future acquisitions may also cause us to i) assume liabilities, ii) record goodwill and intangible assets which are subject to impairment, iii) incur amortization expense related to intangible assets and iv) increase our expenses and working capital requirements, all of which may reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our growth strategy.

There can be no assurance we will be able to identify additional suitable acquisition candidates or consummate future acquisitions or strategic transactions on acceptable terms. Failure to successfully consummate future acquisitions or strategic transactions on acceptable terms could disrupt our business strategy and have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on information technology to operate our businesses and maintain our competitiveness, and a failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technology systems, including systems used for central reservations, point of sale, procurement and administration. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

We may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. Delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease our quality of service that we offer to our guests. Also, we may be unable to devote financial resources to new technologies and systems in the future. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we experience any service interruptions, data corruption or cyber or other security breaches, our operations could be disrupted.

We rely on information technology systems which are susceptible to damage, disruption or shutdowns as a result of various circumstances including, for example, failures during the process of upgrading or replacing technology, power outages, hardware failures, computer viruses, computer hackers, telecommunication failures, user errors, or catastrophic events.  If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business maybe disrupted, resulting in an inability to operate our business.

We possess sensitive customer and employee information which is stored on our own systems, on hosted third-party servers, and which may be shared with third-party service providers such as those we use for payroll and management of employee benefits. While we believe we have taken reasonable and appropriate security measures to protect this information, hackers and data thieves may operate sophisticated attacks that could breach our information systems and compromise this information. Consequently, a security breach could result in unauthorized disclosure of confidential information.   In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.

A breach of our network security, a third-party’s network security or our failure to comply with applicable regulations may result in i) the loss of valuable business data and/or our customers’ or employees’ personal information, ii) increased costs to implement additional protections and processes, iii) a disruption of our business and a loss of revenue, iv) damage to our relationships and reputation, v) fines or lawsuits, vi) costs related to cyber or other security threats or breaches which may not be fully insured or indemnified, or vii) other circumstances which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Failure to maintain the integrity of guest data could result in damage to our reputation and/or subject us to costs, fines or lawsuits.

We collect personally identifiable information relating to our guests for various business purposes, including marketing and promotional purposes. The integrity and privacy of our guests’ information is important to us, and our guests have a high expectation that we will adequately protect their personal information. The regulatory environment governing privacy laws is increasingly demanding, and privacy laws continue to evolve and, on occasion, may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. Furthermore, i) non-compliance with applicable privacy regulations by us or by third parties engaged by us, ii) a breach of security on systems storing our guest data, iii) a loss of guest data, or iv) fraudulent use of guest data could adversely impact our reputation or result in fines or other damages and litigation.

We are subject to extensive environmental laws and regulations in the ordinary course of business.

Our operations are subject to a variety of federal, state and local environmental laws and regulations, including those relating to emissions to the air; discharges to water; storage, treatment and disposal of wastes; land use; remediation of contaminated sites; and protection of natural resources such as wetlands. For example, future expansions of certain of our ski facilities may be required to comply with applicable forest management plans approved under the National Forest Management Act or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski resorts are subject to environmental review under the NEPA. For our resorts that operate on National Forest land, both acts require the U.S. Forest Service to study any proposal for potential environmental impacts and include in its analysis various alternatives. Our ski resort improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project and which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements.

We are subject to regulation and liability for i) the presence or release of regulated materials at, on or emanating from properties we now or formerly own or lease and operate and  ii) newly discovered environmental conditions or contamination associated at or from any of our properties. In the future, we may also be subject to greater liability a result of changes in environmental laws and regulations or their enforcement. We believe our operations are in substantial compliance with applicable environmental, health and safety requirements; however, our compliance efforts do not eliminate the risk that we may be held liable for remediation costs, incur fines or be subject to claims for damages. The amount of any such liability for remediation costs, fines, or damages or remediation costs may be material which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we lose key management, operations, or sales and marketing personnel, or if we experience high employee turnover, we could experience reduced revenues, an inefficient operating environment and diversion of management resources.

Our success depends largely on the continued contributions of our key management, administration, operations, and sales and marketing personnel, many of whom would be difficult to replace. With the exception of certain of our executive officers, we generally do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, an inefficient operating environment and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

We rely on the collective experience of our employees, particularly in resort operations, to ensure we continuously evaluate and adapt to new ski industry trends in order remain competitive. Although we are not generally dependent on any one employee involved in our operations, we may experience significantly high employee turnover. If we are not able to replace departing employees with new employees who have comparable skills and capabilities, our operations could suffer and we may be unable to meet our customers’ expectations or adapt to new trends in our industry, and may not be able to compete effectively.

We are subject to risks related to certain payment methods.

We accept payments using a variety of methods, including credit cards, debit cards and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we are not in compliance with all applicable rules and certification requirements or if the volume of fraud in our transactions rises to certain levels, we may be subject to fines, higher transaction fees or loss of or restrictions on our ability to accept credit and debit card payments from customers. If any of these events were to occur it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business requires significant capital expenditures to maintain and improve our ski resorts, and our strategy to expand our business through acquisitions requires the availability of additional sources of capital. The lack of available funds for capital expenditures or acquisitions could have a material adverse effect on our operating strategy and business.

Sustaining our successful financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources, which requires significant capital expenditures. Although we believe capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance. Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements, and these improvements are generally capital intensive. We may finance resort capital expenditures through internally generated funds, available lines of credit or proceeds from the issuance of debt or equity. There can be no assurance that sufficient funds will be available to fund these capital expenditures or that these capital expenditures will sustain our customer base, attract additional skiers or generate additional revenues. To the extent we are unable to obtain the necessary funds, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Future acquisitions may require the use of internally generated funds, available lines of credit and the proceeds from the offering of additional debt or equity financing. The use of debt to finance acquisitions would increase our leverage position and the use of equity to finance acquisitions would be dilutive to our existing stockholders. Any decline in our perceived credit-worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result, we may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are dependent on significant infrastructure and equipment.

Our infrastructure and equipment, including snowmaking equipment and ski lifts, are costly to maintain, repair and replace and are susceptible to unscheduled maintenance. Much of our infrastructure and equipment will eventually need to be replaced or significantly repaired or modernized, which could result in interruptions to our business, particularly during our peak periods. In certain cases, the cost of infrastructure or equipment repair or replacement may not be justified by the revenues at the applicable resort which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The high fixed cost structure of ski resort operations can result in significantly lower operating income if revenues decline.

The cost structure of ski resort operations has a significant fixed component with variable expenses including, but not limited to, resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other factors, could adversely affect revenue and operating costs. As such, our operating income, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation, fuel, and other expenses included in our fixed cost structure may also reduce our margins, profits and cash flows.

We generate a significant portion of our annual revenues from Mount Snow and Hunter Mountain. Conditions or events that could negatively impact Mount Snow or Hunter Mountain could have a material adverse effect on our financial condition and results of operations.

Revenue generated from Mount Snow and Hunter Mountain in fiscal 2018 represented approximately 54.5% of our total fiscal 2018 revenues. Mount Snow and Hunter Mountain, like our other resorts, are subject to various risks such as those described in this Report, including natural disasters, changes in consumer behavior, competition from other area ski resorts, and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow and Hunter Mountain would have a material adverse effect on our business, financial condition, results of operations or cash flows.

We lease all or some of the land underlying certain of our resorts from third parties.

We lease some or all of our property at Paoli Peaks and Mad River Mountain from third parties. Our lease at Paoli Peaks terminates in 2078 and our lease at Mad River Mountain terminates in 2034. Combined, these resorts contributed 6.6% of our total revenues for the year ended April 30, 2018. The termination of either of these leases or our inability to renew these leases on commercial terms could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We depend on a seasonal workforce and have experienced a shrinking labor pool in some of the areas we operate our business.

Our resort operations are highly dependent on a large seasonal workforce, and in recent years we have experienced a shrinking labor pool in some of the areas where we operate resorts. We recruit year-round to fill thousands of seasonal staffing needs each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. We cannot guarantee that we will be able to recruit and hire adequate personnel as the business requires, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages or an inadequate workforce could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to risks associated with our workforce.

In addition, we are subject to various federal and state laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, healthcare benefits, discrimination and family and medical leave. Immigration law reform could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. If our labor-related expenses increase, our operating expenses could increase which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The safety of guests and employees is a major concern and focus for all managers and employees of our company. By the nature of our activities, we are exposed to the risk that guests or employees may be involved in accidents during the use, operation or maintenance of ski lifts, rides and other resort facilities. As a result, we are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management's attention and resources. While we believe we have adequate insurance coverage, the outcome of all current or future litigation may nonetheless have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we fail to manage future growth effectively, our business could be harmed.

We have experienced, and expect to continue to experience, periods of rapid growth. This growth has placed significant demands on our management, operational and financial infrastructure. To manage growth effectively, we must continue to improve and enhance our managerial, operational and financial controls, train and manage our employees, and expand our employee base. We must also manage new and existing relationships with vendors, business partners and other third parties. These activities require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as we grow, our profit margins may decrease, and we may be unable to achieve our business objectives.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

Our operations are heavily dependent upon our access to adequate supplies of water with which to make snow and otherwise conduct our operations. Our resorts in New Hampshire and Vermont are subject to state laws and regulations regarding our use of water. There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses, or agreements will be renewed on terms as favorable as the current terms, or at all. Any failure to have access to adequate water supplies to support our current operations and future operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Capital Structure and Ownership of Our Common Stock

We may not be able to pay dividends on our common stock.

 We declared our first quarterly cash dividend on our common stock in January 2015 and briefly suspended dividend payments as a result of operating performance, debt agreement covenant compliance, and liquidity considerations.  We resumed quarterly dividend payments in February 2017. We cannot assure you that the current dividend rate will be sustained or that we will pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, capital requirements, restrictions on dividends set by the terms of our Series A Preferred Stock, economic conditions and other factors.  The board may suspend the payment of dividends on common stock at any time and for any reason if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our stock may depreciate in value.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

We are a holding company with no operations of our own. Accordingly, our working capital needs and our ability to service debt and pay dividends on our common and preferred stock is dependent on the distribution of cash from our subsidiaries. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal, contractual and debt covenant restrictions contained in existing financing agreements may limit or prevent any of them from making distributions to us. In addition, future financing or other arrangements entered into by our subsidiaries could limit their ability to make distributions to us. In the event that we do not receive adequate distributions from our subsidiaries, we may not be able to meet our working capital needs and may be unable to service our debt or make dividend payments on our common or preferred stock.

Cancellation of or modifications to the Immigrant Investor Program, or our failure to successfully raise capital under the program's guidelines, could adversely affect our ability to execute our growth strategy and improve our resorts.

We have funded certain capital projects, and may fund other future capital projects, by raising funds under the Immigrant Investor Program (the “EB-5 Program”), administered by the United States Citizenship and Immigration Services (the “USCIS”) pursuant to the Immigration and Nationality Act. This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors.

Under the EB-5 Program, an annual allocation of immigrant visas (‘‘EB-5 Visas’’) is made available for qualified individuals seeking lawful permanent resident status on the basis of their investment in a new commercial enterprise that generates jobs. Recently, the demand for the annual allocation of EB-5 Visas has exceeded the supply, and potential investors may be subject to lengthy waiting periods for such visas. These waiting periods could exceed five to ten years. Furthermore, raising funds pursuant to the EB-5 Program could become significantly more difficult if the primary EB-5 investor markets in Asia are impacted by economic downturn or military conflict, or if the USCIS subjects EB-5 investor applicants to lengthy adjudications.

The EB-5 Program is not a permanent program and has been extended on a year-to-year basis. The continuity of the EB-5 Program is dependent on future action by Congress and is subject to political uncertainty, and Congress may materially modify aspects of the EB-5 Program in ways that would make it unfeasible for us to rely on EB-5 financing for future financing.

We cannot guarantee we will be able to rely on the EB-5 Program as a potential source of funding to implement future plans to improve our resorts. In this case, conventional financing options, such as loans, may prove too costly or may not be available, which could result in cancellation of our development and improvement plans and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on one primary lender and its affiliates as the source for the majority of our financing and credit.

We have historically relied on one lender and its affiliates, EPR Properties (“EPR”), for substantially all of our financing and credit needs, including financing relating to our resort acquisitions. As of April 30, 2018, amounts due to EPR totaled $114.2 million. EPR is an entertainment, entertainment-related, recreation and specialty real estate company with its common stock listed on the New York Stock Exchange under the symbol "EPR". In the event EPR is not available to extend us credit, we may not be able to obtain financing on terms as favorable to us as those under our arrangements with EPR. As a result, we may be subject to more stringent financial covenants and higher interest rates.

EPR has an option to purchase, or assume our leases relating to, certain of our ski resorts. If EPR exercises this option, we would incur significant tax obligations.

Pursuant to the terms of our borrowing agreements with EPR, we have entered into an option agreement (the “Option Agreement”) that provides EPR with a purchase option on our Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley ski resorts. The purchase option is exercisable as to any one or more of such properties on the maturity date of the applicable underlying promissory note at a purchase price to be calculated in accordance with the terms of the Option Agreement. Upon the closing of any sale under the Option Agreement, EPR will enter into an agreement with the Company or one of its subsidiaries for the lease of each such acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of 10 years each.

We have a low adjusted tax basis in these properties as we have taken tax depreciation since the time they were acquired. As a result, we would realize significant taxable gains on the sale of the properties if EPR exercises a purchase option, and we may be required to pay substantial income taxes on taxable gains from any such sale.

Under certain circumstances, our insurance coverage may not cover all possible losses, and we may not be able to renew our insurance policies on favorable terms, or at all.

Although we maintain various property and casualty insurance policies, our insurance policies do not cover all types of losses and liabilities, and our levels of coverage may not be sufficient to cover the ultimate cost of claims. If we are held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, we may not be able to renew our current insurance policies on favorable terms, or at all. Our ability to obtain future insurance coverage at commercially reasonable rates could be adversely affected if we or other companies within or outside our industry sustain significant losses or make significant insurance claims.

We qualify as an emerging growth company and a non-accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we are not required by Section 404 of the Sarbanes-Oxley Act to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting and are able to use extended transition periods for complying with new or revised accounting standards.

Our management is required by Section 404 of the Sarbanes-Oxley Act to make a formal assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, however, is not required to attest to the effectiveness of our internal control over financial reporting until such time as we are no longer either i) an emerging growth company or ii) a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to establish and maintain effective internal controls it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Until such time as we no longer qualify as an emerging growth company, we may take advantage of extended transition periods for complying with new or revised accounting standards and reduced disclosure options. As a result, our financial statements and disclosures may not be comparable to other companies who do not qualify as an emerging growth company.

The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders and may adversely affect the market price of our common stock.

As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock effectively reduces the relative voting power of the holders of our common stock.  Current stockholders have no preemptive rights to purchase any securities in order to maintain their proportionate interest in the Company.

In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market, following registration pursuant to the registration rights granted to the Investor, of the common stock issuable upon the conversion of the Series A Preferred Stock and/or exercise of the Warrants could adversely affect prevailing market prices of our common stock. Sales by holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of our Series A Preferred Stock may exercise significant influence over us.

The Investor and its affiliates currently own approximately 10.0% of the outstanding shares of our common stock. Assuming the conversion of the Series A Preferred Stock and exercise of the Warrants also owned by the Investor, the Investor would own 36.7% of the outstanding shares of our common stock.  Additional pre-emptive rights and rights of first offer in the documents governing the Private Placement of our Series A Preferred Stock may allow the Investor to maintain its ownership position.  Holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock.  As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

Under the terms of the Series A Preferred Stock, the Series A Preferred Stock generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities.  The Stockholders’ Agreement provides that, so long as the Investor beneficially owns, on an as-converted basis, at least 11.4% of the outstanding  equity securities of the Company,  the Investor’s approval is required in order for the Company or any subsidiary to i) materially change the nature of its business from owning, operating and managing ski resorts or ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries.

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

The holders of our Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock as well as a preferential right to receive cumulative dividends at the rate of 8% per annum on the liquidation value of $1,000 per share. The holders of our Series A Preferred Stock also have certain redemption and conversion rights, and there are limitations on the Company’s ability to redeem other securities.

These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.  The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock.

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

We do not believe the issuance of the Series A Preferred Stock, the Warrants and the common stock issuable upon conversion or exercise thereof will have a significant impact on any attempt to gain control of the Company. It is possible, however, that the existence of a single stockholder with a significant ownership percentage and director nomination rights could discourage third parties from attempting to gain control. It should be noted that any action taken by the Company to discourage an attempt to acquire control of the Company might result in stockholders not being able to participate in any possible premiums which might be obtained in the absence of anti-takeover provisions. Any transaction which may be so discouraged or avoided could be a transaction that the Company's common stockholders might consider to be in their best interests. However, the board of directors has a fiduciary duty to act in the best interests of the Company's stockholders at all times.

Pursuant to executive employment agreements between the Company and certain of its executive officers (the “Executives”), each Executive is entitled to change of control payments in the event of a termination of Executive's employment by the Company without cause or notice by the Company of non-renewal of the agreement, within one year of a change in control of the Company. A “change in control” includes an event or series of events by which any person or group becomes the beneficial owner, directly or indirectly, of 35% or more of the equity securities of the Company entitled to vote for members of the board of directors or equivalent governing body of the Company on a fully-diluted basis.  Upon the exercise of warrants to purchase additional shares of common stock, the Investor may become the beneficial owner, directly or indirectly, of 36.7% or more of the equity securities of the Company entitled to vote for members of the board of directors, thereby triggering the change in control provisions in the Executive Employment Agreements.

The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed above and elsewhere in this Report, factors that could cause fluctuations in the market price of our common stock include the following:

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

As a group, three of our executive officers (the “Management Stockholders”), own approximately 16% of our outstanding common stock. Furthermore, as the sole holder of our Series A Preferred Stock, the Investor is entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the common stockholders. On an as-converted basis and assuming the exercise of the Warrants, the Investor would own approximately 36.7% of the common stock. As a result, the Management Stockholders together with the Investor will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment to our amended and restated articles of incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management, and will make the approval of certain transactions difficult or impossible without the support of these stockholders. It is possible that these persons will exercise control over us in a manner adverse to your interests.

Future sales of our common stock may cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. All of the outstanding shares of our common stock are freely tradable in the public market, except for any shares held by our affiliates as defined in Rule 144 of the Securities Act.

We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public market upon issuance, subject to vesting conditions.  As of April 30, 2018, 403,630 shares remained available for issuance.

Item 1B. Unresolved Staff Comments.

              None

Item 2. Properties.

The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year end:

Ski Resort/Location	Ownership	Usage
Hidden Valley (250 total acres; 60 skiable acres) Wildwood, MO	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities; headquarters offices
Snow Creek (460 total acres; 40 skiable acres) Weston, MO	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Paoli Peaks (65 total and skiable acres) Paoli, IN	Partially leased/partially owned (1)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Mad River (324 total acres; 144 skiable acres) Zanesfield, OH	Leased (2)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Boston Mills (100 total acres; 40 skiable acres) Sagamore Hills, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Brandywine (102 total acres; 48 skiable acres) Sagamore Hills, OH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Crotched Mountain (251 total acres; 105 skiable acres) Bennington, NH	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Jack Frost (201 total acres; 80 skiable acres) Blakeslee, PA	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Big Boulder (107 total acres; 65 skiable acres) Blakeslee, PA	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Attitash (1,134 total acres; 307 skiable acres) Bartlett, NH	Partially owned/partially used per terms of a special use permit (3)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities and conference/meeting rooms
Mount Snow (588 total acres; 490 skiable acres) West Dover, VT	Partially owned/partially used per terms of a special use permit (3)

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

(1) The Paoli Peaks lease terminates in 2078.

(2) The Mad River Mountain lease terminates in 2034. The Company has the right of first refusal should the Mad River Mountain lessor put the property up for sale. In addition, the Company has the right to acquire the Mad River property at specified prices in December 2019 and December 2026.

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

Item 4. Mine Safety Disclosures

       None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “SKIS” since November 21, 2014, following the completion of our initial public offering. Prior to that time, there was no public market for our common stock. As of July 12, 2018, 13,982,400 shares of our common stock were outstanding, held by approximately 10 holders of record.

The following table sets forth information on the high and low sales prices of our common stock on the NASDAQ Global Market and the quarterly cash dividends declared per share of common stock for each quarterly period during the past two fiscal years:

	Market price per share		Cash dividends declared
Quarter ended	High	Low	per share
April 30, 2018	$5.68	$4.65	$0.0700
January 31, 2018	$5.78	$4.35	$0.0700
October 31, 2017	$5.27	$4.10	$0.0700
July 31, 2017	$6.10	$4.00	$0.0700
April 30, 2017	$6.20	$5.20	$0.1400
January 31, 2017	$5.90	$3.90	$-
October 31, 2016	$5.30	$4.30	$-
July 31, 2016	$4.95	$3.02	$-

In fiscal 2015, the Company’s board of directors approved the commencement of a regular quarterly cash dividend on our common stock at a quarterly rate of $0.1375 per share.  In April 2016, the board suspended common stock dividends in consideration of our then current operating performance, debt agreement covenant compliance and liquidity position. We resumed quarterly dividend payments in February 2017.  The board approved the reinstatement of the dividend in February 2017 at the quarterly rate of $0.07 per share and declared dividends during the fiscal year ended April 30, 2017 and April 30, 2018 as noted in the table above. We cannot assure you that this dividend rate will be sustained or that we will continue to pay dividends in the future.

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

Provisions included in the agreements governing certain of our debt prohibit and/or limit the Company and its subsidiary borrowers from paying dividends or otherwise making distributions under certain circumstances. For example, we are prohibited from paying dividends if the fixed charge coverage ratio, as defined by the applicable agreements, is below 1.25:1.00 and during default situations. For a more complete description of the dividend restrictions included in our debt agreements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements” and Note 4, “Long-term Debt and Revolving Credit Facilities” to our consolidated financial statements.  As of April 30, 2018, the Company is in compliance with all debt covenants.

On November 2, 2016, the Company issued $20 million of Series A Preferred Stock to the Investor in the Private Placement. Cumulative dividends accrue on the outstanding shares of Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share. All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on any junior securities, including the Company’s common stock, provided that the Company may declare or pay any dividend or distribution payable on the common stock in shares of common stock.   The Certificate of Designation of the Series A Preferred Stock provides that, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027, the Company is prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock. For a more complete description of the dividend restrictions included in the Certificate of Designation relating to the Series A Preferred Stock, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Significant Uses of Cash” and Note 5, “Series A Preferred Stock” to our consolidated financial statements.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the Russell 200 Index and the S&P Small Cap 600 Consumer Discretionary Index from November 21, 2014, following the completion of our initial public offering, through April 30, 2018, our fiscal year end.  The following is based on an investment of $100 in our common stock, the Russell 2000 Index and the S&P Small Cap 600 Consumer Discretionary Index, with dividends reinvested where applicable.

Total Return Performance
$160
$140
$120
$100
$80
$60
$40
$20
$0
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
May-16
Aug-16
Nov-16
Feb-17
May-17
Aug-17
Nov-17
Feb-18
Peak Resorts
Russell 2000
S&P Small Cap 600 Consumer Discretionary

Source: Bloomberg

	Period Ending
Index	11/21/2014	4/30/2018
Peak Resorts	100.00	65.02
Russell 2000	100.00	137.94
S&P Small Cap 600 Consumer Discretionary	100.00	13

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

	Year ended April 30,
	2018	2017	2016	2015	2014

Income Statement Information
Revenues	$131,662	$123,249	$95,729	$104,858	$105,205
Operating expense (1)	104,676	95,072	78,660	78,586	78,833
Depreciation and amortization	13,231	12,713	10,709	9,450	9,155
Land and building rent	1,401	1,395	1,386	1,440	1,464
Settlement of lawsuits	-	-	-	2,100	(700)
Gain on involuntary conversion	-	-	195	-	-
Interest expense, net	13,322	12,473	10,814	15,458	17,359
Defeasance fee paid with debt restructure	-	-	-	5,000	-
Gain on sale/leaseback	333	333	333	333	333
Other income	160	61	8	11	11
(Loss) income before income tax	(2,610)	1,990	(5,304)	(2,632)	(1,962)
Net income (loss)	$1,352	$1,241	$(3,226)	$(1,854)	$(1,501)
Basic (loss) earnings per share	$(0.02)	$0.03	$(0.23)	$(0.22)	$(0.38)
Diluted (loss) earnings per share	$(0.02)	$0.03	$(0.23)	$(0.22)	$(0.38)
Other Financial Information (unaudited)
Reported EBITDA (2)	$25,585	$26,782	$16,240	$25,400	$25,365
Capital expenditures	$31,019	$11,454	$12,407	$12,116	$6,281
Other Data (unaudited)
Operations:
Skier visits (3)	1,652	1,538	1,166	1,554	1,570
Revenue per skier visit (4)	$79.70	$80.14	$82.11	$67.45	$67.02
Revenue per visit (5)	$71.75	$71.95	$73.32	$61.34	$60.06
Tube visits	183	175	140	155	182
Total visits	1,835	1,713	1,306	1,709	1,752
Other Balance Sheet Data
Cash and cash equivalents	$23,091	$33,665	$5,396	$16,849	$13,186
Restricted cash (6)	$13,338	$44,813	$61,099	$37,519	$13,063
Total assets (7)	$308,330	$319,946	$312,871	$240,570	$205,662
Long-term debt (including current portions
and revolving lines of credit) (7)	$180,866	$185,585	$140,718	$100,062	$175,148
Net debt (8)	$157,775	$151,920	$135,322	$83,213	$161,962
Dividends Declared	$5,516	$1,958	$5,768	$3,449	$-
Total stockholders' equity	$69,820	$73,761	$71,634	$80,438	$3,488

________________________

(1)	Operating expenses before depreciation and amortization and land and building rent.
(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reported EBITDA” for a definition of Reported EBITDA and reconciliation to net income (loss).
(3)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day and includes both paid and complimentary access and excludes tube visits.
(4)	Revenue per skier visit is calculated by dividing total revenue by total skier visits during the respective periods.

(5)	Revenue per visit is calculated by dividing total revenue by total visits (ski and tube) during the respective periods.
(6)

Includes cash balances restricted i) per debt agreements for payment of interest, ii) per debt agreements for certain construction projects, and iii) per limited partnership agreements, and held in escrow pending the completion of fundraising for the respective limited partnership.

(7)

Reflects reclassification of prior periods to reflect the adoption of the Financial Accounting Standards Board’s (“FASB”) i) Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and ii) ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires the presentation of deferred tax assets and liabilities on a net basis by jurisdiction. The Company adopted ASU 2015-03 in fiscal 2015 and ASU 2015-17 in fiscal 2018.

(8)	Net debt is defined as long-term debt and capital lease obligations plus long-term debt and capital lease obligations due within one year, less cash and cash equivalents.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We own or lease and operate 14 ski resorts throughout the Midwestern, Northeastern and Southeastern (which includes Pennsylvania) United States. Our ski resorts, which include both day ski resorts and overnight drive ski resorts, offer snow skiing, snowboarding and other snow sports. During the last two ski seasons, we had an average of 1.6 million skier visits each year.

We operate in a single reportable business segment—resort operations. The consolidated financial data presented in this  Report is comprised of the data of our 14 ski resorts.

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December through mid-April. See Item 1, “Business—Seasonality” for information about the historical opening and closing dates for our resorts.

Like other day ski resort and overnight drive ski resort operators, we earn our revenues in six principal categories. In order of their contribution, they are: lift and tubing tickets, food and beverage sales, equipment rentals, hotel/lodging, ski instruction, and retail.

Our largest source of revenue is the sale of lift tickets (including season passes) which represented approximately 46.8%, 47.1% and 47.6% of net revenue for the years ending April 30, 2018, 2017 and 2016, respectively. Lift ticket revenue is driven by the volume of lift tickets and season passes sold and the pricing of these items. Most of our season pass products are sold before the start of the ski season. For the 2017/2018, 2016/2017 and 2015/2016 ski seasons, approximately 36.3%, 34.5% and 38.1%, respectively, of total lift revenue recognized was comprised of season pass revenue. Season pass revenue, although collected prior to the ski season, is recognized ratably over the ski season based upon the number of days our resorts are open.

The cost structure of our operations has significant fixed and variable components. Our significant variable expenses include retail and food and beverage cost of sales, labor costs and power and utilities. As such, operating margins can fluctuate based on the level of revenues.

Recent Developments

2017 Tax Act

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act made broad changes to the federal tax code which impacts us. The 2017 Tax Act included provisions that, among other things, provide for i) the reduction of the federal corporate tax rate, ii) the elimination of the corporate alternative minimum tax, iii) a new limitation on the deductibility of interest expense, iv) changes in the treatment of net operating losses after December 31, 2017, and v) bonus depreciation that allows for full expensing of qualified property.

Subsequent to the passage the 2017 Tax Act, SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the impact of the 2017 Tax Act. SAB 118 provides for a measurement period, not to exceed one year from enactment of the 2017 Tax Act, for companies to complete accounting for the impact of the 2017 Tax Act under the FASB’s Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effect of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for income effects of the 2017 Tax Act is incomplete, but the company can determine a reasonable estimate, the company must record a provisional estimate in its financial statement. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

We recorded an income tax benefit of $4.0 million for the year ended April 30, 2018, which includes a $0.1 million discrete benefit at the 2017 Tax Act enactment date and an additional benefit of $3.5 million which was directly attributable to the impact of the 2017 Tax Act’s reduced corporate tax rate that became effective January 1, 2018. The additional benefit arises because we are a calendar year taxpayer and the seasonality of our business results in significant losses during the first eight months of fiscal 2018 which produce a federal benefit at the prior corporate tax rate of 34%, and significant income during the period January to April 2018 which was subject to the lower 21% corporate tax rate implemented by the 2017 Tax Act .

Our effective tax rate for the period from the enactment of the 2017 Tax Act through the end of our fiscal year ending April 30, 2018, was 27.0%.

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

Royal Banks of Missouri Credit Facilities

On October 27, 2017, we renewed and increased our existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10 million working capital line of credit to be used for general business purposes and a $15 million acquisition line of credit to be used i) to pay off $12.4 million of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, we used $12.4 million of the borrowing capacity available under the acquisition line of credit to pay off all outstanding amounts under the Original Credit Facility, including amounts outstanding under a term loan which bore interest at the prime rate plus 1.00% per annum with an original maturity date of January 26, 2020. As of April 30, 2018, approximately $12.4 million was outstanding under the acquisition line of credit and no amounts were outstanding under the working capital line of credit.

The term of the 2017 Royal Banks Credit Facility is 14 months with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due at the end of the term. Beginning on January 31, 2018, we were required to fund a debt service account by depositing in three equal monthly installments an amount equal to the estimated annual interest due in connection with outstanding loans under the 2017 Royal Banks Credit Facility. We are required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25 to 1.00. In addition, were our fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50 to 1.00, we would be required to prefund certain other debt service payments, and should the ratio fall below 1.25 to 1.00, we would be prohibited from paying common or preferred dividends. The 2017 Royal Banks Credit Facility is secured by the assets of our subsidiaries which operate our Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

Impairment Loss

During the year ended April 30, 2018, we incurred approximately $1.6 million of fixed asset impairment losses in connection with our decision to cease operation of a restaurant and certain hotel-like amenities at a condominium building adjacent to our Attitash ski resort. In connection with our 2007 acquisition of the Attitash ski resort, we acquired property and equipment constituting the commercial core of a condominium building located adjacent to the resort. Since this acquisition, we have i) provided management services to the condominium’s owners association under a management services agreement (the “Management Services Agreement”), ii) sponsored a rental management program whereby unoccupied condominium units may be rented as hotel rooms and iii) operated a restaurant and other hotel-type amenities in the areas of the building which we own. In December 2017, we determined we would not be able to renew the Management Services Agreement upon its expiration on April 30, 2018 and, as a result, decided to terminate the rental management program and cease operation of the hotel-type amenities as of that date.

The Company conducts an assessment of the carrying value of goodwill annually, as of last day of March, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. As a result of the annual assessment as of March 31, 2018, the Company incurred an impairment loss of $0.4 million of goodwill associated with the acquisition of its Alpine Valley ski resort. The Company did not record any impairment of goodwill for the years ended April 30, 2017 or 2016.

Seasonality

Our revenues are highly seasonal in nature. The vast majority of revenue is generated during the ski season, which occurs during the winter months in our third and fourth fiscal quarters.  Some of our properties offer off season attractions, such as golf, roller coasters, swimming, summer concerts and zip rides; however, these activities do not comprise a substantial portion of our annual revenues.  As a result, our resorts typically experience operating losses and negative operating cash flows during the first and second quarters of each fiscal year.

The seasonality of our revenues amplifies the effect of events outside our control, especially weather. While our geographically diverse operating locations help mitigate the effect of weather conditions, adverse weather could lower attendance due to suboptimal skiing conditions or limited access to our resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, and increase operating costs related to snowmaking efforts and inefficient labor utilization. During years ended April 30, 2018, 2017 and 2016, the percentage of revenue we recognized in our third and fourth fiscal quarters, combined, was 87.6%, 87.3% and 87.9%, respectively. As a result, the operating results for any quarterly period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

Weather Impact

The timing and duration of favorable weather conditions significantly influences the timing and volume of skier visits and the associated revenue.  While natural snowfall early in the ski season influences skier visits, all of our ski resorts have snowmaking capabilities in the event that the natural snowfall is insufficient. Cold weather, however, is essential to a successful ski season and there is no way to predict future weather conditions. We sell season passes prior to the start of the ski season to help mitigate any negative effects unfavorable weather may have on our revenues.

During the 2017/2018 ski season we encountered significant weather-driven challenges, including bitterly cold weather which depressed skier visits at times and rainy weather during a holiday weekend which depressed skier visits during one of our historically busiest weekends. Favorable weather conditions in the Northeast towards the end of the ski season helped to mitigate the impact of unfavorable weather conditions in the middle of the season. Similarly, we faced significant weather challenges during the 2016/2017 ski season due to unseasonably warm weather in the Midwest midway through the ski season.

In addition to our continued investment in snow making technologies and infrastructure, we rely on our season pass products to help mitigate the impact on our revenues from adverse weather.

Season Pass Products

For the 2016/2017 ski season we introduced the Peak Pass which allows skiers to utilize any of our resorts in the Northeastern or Southeastern (which includes Pennsylvania) United States. The introduction of the Peak Pass contributed to the increased revenue we experienced in our 2018 and 2017 fiscal years as compared to our 2016 fiscal year, despite significant weather challenges during those fiscal years. Our pre-season season pass sales for the upcoming 2018/2019 increased 16.0% in dollars and 14.0% in units as compared to the 2017/2018 season, and the 2017/2018 season pre-season pass sales increased 8.6% in both dollars and units as compared to the same period for the 2016/2017 ski season.

Skier Visits

Our ski resorts operate in the Northeast, Midwest and Southeast (which includes Pennsylvania) markets as defined by the Kottke Report. Our skier visits of 1.7 million in fiscal 2018 were up 7.4% from fiscal 2017. This compares to a 4.5% increase in total skier visits across the entire industry to Northeast, Midwest and Southeast resorts as reported by the Kottke Report. Our total resort visits, which include tubing visits, were up 7.1% from fiscal 2017. Total visits to our Northeast and Southeast resorts, in particular, increased to 1.25 million in fiscal 2018 from 1.22 million in fiscal 2017. Total visits to our Midwest resorts increased to 0.59 million in fiscal 2018 from 0.49 million in fiscal 2017.

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during fiscal 2018 we completed one major project and continued to move forward with capital improvement projects at our Hunter Mountain, Hidden Valley and Mount Snow resorts.

•

At Hunter Mountain, we began the Hunter North expansion project to increase the resort’s skiable acreage by approximately 25% and add automated snowmaking, a six-passenger detachable high-speed chair lift and parking area. We expect to complete the project during the 2018/2019 ski season.

•

At Mount Snow, we completed construction on the West Lake Water project in November 2017, and immediately began using this new snowmaking infrastructure as we opened the resort for the 2017/2018 ski season. The West Lake Water project included i) construction of a new water storage reservoir for snowmaking with capacity of up to 120 million gallons, ii) construction of three new pump houses, iii) installation of snowmaking pipelines, and iv) other related improvements.

•

At Mount Snow, we continued construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals. We expect to complete the Carinthia Ski Lodge project prior to the 2018/2019 ski season.

•

At Hidden Valley, we obtained government approval to construct a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  We anticipate completing the project during calendar year 2019.

Results of Operations

The following table presents our consolidated statements of operations for the years ended April 30, 2018, 2017 and 2016 (dollars in thousands):

				Percent increase	Percent increase
	Year ended April 30,			(decrease)	(decrease)
	2018	2017	2016	2018/2017	2017/2016
Revenues
Lift and tubing tickets	$61,683	$58,100	$45,541	6.2%	27.6%
Food and beverage	24,749	23,078	15,816	7.2%	45.9%
Equipment rental	9,991	8,582	7,036	16.4%	22.0%
Ski instruction	9,128	8,562	6,580	6.6%	30.1%
Hotel/lodging	9,874	9,731	7,972	1.5%	22.1%
Retail	6,748	6,395	4,560	5.5%	40.2%
Summer activities	4,459	4,549	4,302	(2.0)%	5.7%
Other	5,030	4,252	3,922	18.3%	8.4%
	131,662	123,249	95,729	6.8%	28.7%
Costs and expenses
Resort operating expenses
Labor and labor related expenses	53,026	48,253	39,331	9.9%	22.7%
Retail and food and beverage cost of sales	11,855	10,820	7,735	9.6%	39.9%
Power and utilities	8,331	7,843	6,839	6.2%	14.7%
Other	23,381	20,403	18,310	14.6%	11.4%
	96,593	87,319	72,215	10.6%	20.9%

Depreciation and amortization	13,231	12,713	10,709	4.1%	18.7%
General and administrative expenses	5,797	5,431	4,513	6.7%	20.3%
Land and building rent	1,401	1,395	1,386	0.4%	0.6%
Real estate and other taxes	2,286	2,322	1,932	(39.7)%	20.2%
Restructuring and impairment loss	2,135	-	-	100.0%	0.0%
	121,443	109,180	90,755	11.2%	20.3%
Gain on involuntary conversion	-	-	195	0.0%	(100)%
Income from operations	10,219	14,069	5,169	(27.4)%	172.2%

Other Income (expense)
Interest, net of amounts capitalized of
$1,256, $1,545 and $867 in
2018, 2017 and 2016, respectively	(13,322)	(12,473)	(10,814)	6.8%	15.3%
Gain on sale/leaseback	333	333	333	0.0%	0.0%
Other income	160	61	8	162.3%	662.5%
	(12,829)	(12,079)	(10,473)	6.2%	15.3%

(Loss) income before income taxes	(2,610)	1,990	(5,304)	> (100.0)%	> 100%
Income tax (benefit) expense	(3,962)	749	(2,078)	> (100.0)%	> 100%
Net income (loss)	$1,352	$1,241	$(3,226)	8.9%	> 100%

Reported EBITDA	$25,585	$26,782	$16,240	(4.5)%	64.9%

Reported EBITDA

Reported EBITDA is not a measure of financial performance under U.S. GAAP. We have chosen to include “Reported EBITDA” (which we define as net income before interest, income taxes, depreciation, amortization, gain on sale/leaseback, other income and expense and other non-recurring items) as a measurement of our results of operations because we consider this measurement to be a significant indication of our financial performance and available capital resources.  Because of large depreciation and other charges relating to our ski resorts operations, it is difficult for management to fully and accurately evaluate our financial results and available capital resources using net income alone. In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

The items we exclude from net income to arrive at Reported EBITDA are significant components for understanding and assessing our financial performance and liquidity. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in our consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with U.S. GAAP and is susceptible to varying calculations, Reported EBITDA, as presented, may not be comparable to other similarly titled measures of other companies, limiting its usefulness as a comparative measure.

Reconciliations of net income (loss) to Reported EBITDA for the years ended April 30, 2018, 2017 and 2016, were as follows (dollars in thousands):

	Year ended April 30,
	2018	2017	2016

Net income (loss)	$1,352	$1,241	$(3,226)
Income tax (benefit) expense	(3,962)	749	(2,078)
Interest expense, net	13,322	12,473	10,814
Depreciation and amortization	13,231	12,713	10,709
Restructuring and impairment charges	2,135	-	-
Other income	(160)	(61)	(8)
Gain on sale/leaseback	(333)	(333)	(333)
Gain on involuntary conversion	-	-	(195)
Insurance loss	-	-	400
Hunter Mountain season pass liability acquisition adjustment	-	-	157
	$25,585	$26,782	$16,240

Year Ended April 30, 2018, Compared with the Year Ended April 30, 2017

Net Revenue. Net revenue increased $8.4 million, or 6.8%, for the year ended April 30, 2018, compared with the year ended April 30, 2017.  The increase is primarily attributable to increased resort attendance driven, in part, by earlier ski season opening dates which led to higher ticket, rentals, retail and food and beverage sales.

Resort Operating Costs. Resort operating costs increased $9.3 million, or 10.6%, for the year ended April 30, 2018, compared with the previous year.  Labor costs increased by $4.8 million, or 9.9%, due to i) lower pre-season staffing levels in fiscal 2017 as compared to fiscal 2018, ii) increased staffing needs due to earlier ski season opening dates and higher attendance in fiscal 2018, and iii) increases in the minimum wage which impacted certain of our resorts. Other resort operating expenses increased by $3.0 million, or 14.6%, primarily as a result of increased maintenance and supplies costs. During fiscal 2017, we experienced low liquidity levels and, as a result, implemented employee furloughs and strict spending controls on discretionary costs.  By the end of fiscal 2017, our liquidity levels had normalized. As a result, our staffing levels returned to a more normal level, and our resorts incurred increased costs as they prepared for the 2017/2018 ski season. Cost of goods sold related to food and beverage and retail sales increased $1.0 million, or 9.6%, due to increased food and beverage and retail sales stemming from higher resort attendance.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million, or 4.1%, on a higher depreciable base which included, among other new assets, the West Lake Water project which was placed in service during the year.

General and Administrative Costs. General and administrative expenses increased $0.4 million, or 6.7%, for the year ended April 30, 2018 compared with the year ended April 30, 2017, primarily due to higher incentive compensation expense and lower professional fee expense.

Restructuring and Impairment. During the year ended April 30, 2018 we incurred restructuring and impairment charges totaling $2.1 million which included i) $1.7 million related to our decision to terminate a rental management program and cease operation of hotel-type amenities at a condominium property adjacent to our Attitash ski resort, and ii) $0.4 million related to the impairment of goodwill associated with our Alpine Valley ski resort.

Interest. Excluding amounts capitalized, interest expense increased by $0.8 million, or 6.8%, primarily as a result of increases in the interest rates on adjustable rate debt, partially offset by the effect of a $1.7 million net repayment of interest bearing debt over the course of the year.

Income Taxes. The income tax benefit for the year ended April 30, 2018, was $4.0 million, which compares with income tax expense of $0.7 million for the year ended April 30, 2017. The benefit for fiscal 2018 is primarily as result of positive impacts from the enactment of the 2017 Tax Act which, among other effects, i) reduced our deferred tax liabilities and ii) reduced our effective income tax rate for the four months ending April 30, 2018.

Year Ended April 30, 2017, Compared with the Year Ended April 30, 2016

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

The increase in interest expense, net of $1.7 million was a result of the debt incurred in connection with the Hunter Mountain acquisition in the third quarter of fiscal 2016 and the debt incurred pursuant to the bridge loan agreement with EPR in fiscal 2017, which has been repaid.

Income tax increased $2.8 million as a result of an increase in the earnings before income tax expense of $7.3 million for fiscal 2017 versus fiscal 2016.

Liquidity and Capital Resources

Cash Flow

Net cash used in operating activities was $0.2 million for the year ended April 30, 2018, as compared with net cash provided by operating activities of $12.7 million and $10.2 million for the years ended April 30, 2017 and 2016, respectively. The reduction in net cash provided by operating activities in fiscal 2018 as compared with fiscal 2017, is primarily due to the prepayment of interest to EPR and lower income before income taxes. Under the terms of the various borrowing agreements we have with EPR, we are required to, at EPR’s discretion, either prepay a certain amount of interest payments to EPR or deposit the equivalent amount of cash in a restricted account to fund interest payments to EPR. As of April 30, 2018, we had prepaid interest to EPR of $8.9 million, which is included in the caption prepaid expenses and deposits in our consolidated balance sheet as of April 30, 2018. As of April 30, 2017, we had no prepaid interest to EPR, although we had deposited a similar amount of interest payments into a restricted cash account to fund interest payments to EPR, which was included in the caption restricted cash in our consolidated balance sheet for the year ended April 30, 2017. The increase in net cash provided by operating activities in fiscal 2017 as compared with fiscal 2016 was primarily the result of higher net income, partially offset by a decrease in accounts payable balances at April 30, 2017 as compared with April 30, 2016, as we reduced the number of average days our accounts payable balance was outstanding.

Net cash used in investing activities was $31.1 million, $11.5 million and $46.7 million for the years ended April 30, 2018, 2017 and 2016, respectively. Cash used by investing activities during fiscal 2018 related to capital expenditures with the most significant expenditures related to the completion of the West Lake Water Project and ongoing construction of the Carinthia Base Lodge Project at Mount Snow. Cash used by investing activities in fiscal 2017 related entirely to capital expenditures. Cash used by investing activities in fiscal 2016 primarily included $33.4 million for the acquisition of the Hunter Mountain ski resort and $13.8 million for capital expenditures. The presentation of cash used by investing activities for the years ended April 30, 2017 and 2016, reflects a change in the presentation of changes in restricted cash balances due to the adoption of a new accounting standard regarding the presentation of restricted cash in the statement of cash flows.

Net cash used in financing activities for the year ended April 30, 2018, was $10.8 million, which compares to net cash provided by financing activities of $10.8 million and $48.6 million for the years ended April 30, 2017 and 2016, respectively. During fiscal 2018 we made net repayments of borrowings of $5.9 million and made distributions to our common and preferred shareholders of $4.7 million. Net cash flows provided by financing activities during fiscal 2017 primarily related to the $19.6 million of net proceeds from the issuance of our Series A Preferred Stock, partially offset by the payment of deferred financing costs of $4.5 million, the net repayments of borrowings of $3.4 million and distributions to our common shareholders of $1.0 million. Net cash flows provided by financing activities during fiscal 2016 primarily related to i) net proceeds of $35.1 million from borrowings to finance our acquisition of the Hunter Mountain ski resort and ii) the release of $22.0 million of EB-5 investor funds from escrow to fund construction of the West Lake Water project, partially offset by iii) the net repayment of other borrowings of $0.8 million, iv) distributions to our common shareholders of $7.7 million and v) the payment of deferred financing costs of $1.4 million.

Liquidity and Significant Uses of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $23.1 million of cash and cash equivalents as of April 30, 2018, compared with $33.7 million at April 30, 2017. In addition, we had restricted cash balances on hand as of April 30, 2018, for i) the financing of our Carinthia Ski Lodge project and ii) interest payments on our revolving credit facilities in the amount of $12.2 million and $1.2 million, respectively. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth fiscal quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows, and believe that cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next 12 months

Our principal liquidity requirements over the next 12 months will be for i) debt service requirements in connection with our credit facilities and other debt, ii) capital expenditures to complete planned major projects, iii) capital expenditure needs for of our continuing operations, and iv) working capital needs including the payment of operating leases.  We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future.

We currently anticipate we will spend between approximately $28.0 to $32.0 million on capital expenditures during fiscal 2019, which includes approximately $11.5 million to $12.5 million to complete the Carinthia Ski Lodge Project, approximately $1.5 million to $2.5 million to finish construction of the zip tour at Hidden Valley, and approximately $8.5 million to $9.5 million on the expansion of Hunter North terrain. We also expect to spend approximately $6.0 million to $8.0 million on resort maintenance capital expenditures, which is consistent with our historical maintenance capital expenditures that are needed to maintain and improve the level of service and overall experiences we strive to provide our visitors. The Carinthia Ski Lodge Project is being funded with proceeds raised pursuant to the EB-5 Program.  We currently plan to use cash on hand and/or cash flow generated from future operations to provide the cash necessary to execute our other capital projects and believe that these sources of cash will be adequate to meet our needs.  Capital expenditures for fiscal 2017 were approximately $8.6 million, which reflects temporary decreased spending due to lower than normal liquidity levels experienced during fiscal 2017 as a result of unfavorably warm weather during the 2015/2016 ski season and unexpected delays in the release of EB-5 Program funds used to finance the West Lake Water project that was recently completed.

We continually evaluate opportunities to acquire new ski resorts. We expect that we would finance the acquisition of any new ski resorts through a combination of cash on hand, existing credit facilities, new financing arrangements or the issuance of debt or equity.

The outstanding shares of the Company’s Series A Preferred Stock accrue cumulative dividends on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock are required to be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  We intend to pay the Series A Preferred Stock dividends which are $1.6 million annually, or $0.4 million quarterly.

On July 10, 2018, our board of directors approved i) a cash dividend payment of $1.0 million ($0.07 per share of common stock) payable on August 10, 2018 to common shareholders of record on July 26, 2018, and ii) a cash dividend payment of $0.4 million payable on August 10, 2018 to the holder of our Series A Preferred Stock.

Financing Arrangements

Long-term debt at April 30, 2018 and 2017, consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and EB-5 limited partnerships.

We have presented in the table below the composition of our long-term debt as of April 30, 2018 and April 30, 2017 (dollars in thousands):

	2018	2017
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	51,500
Royal Banks of Missouri Note	-	9,875
Wildcat Mountain Note due 2020	3,231	3,425
Capital Leases	2,426	4,493
Other borrowings	1,184	2,870
Less: Unamortized debt issuance costs	(4,552)	(5,240)
	168,451	181,085
Less: Current maturities	(2,614)	(3,592)
	$165,837	$177,493

EPR Secured Notes

The Company has various secured borrowings (the “EPR Secured Notes”) under a master credit and security agreement and other related agreements, as amended, (together, the “EPR Agreement”) with EPR Properties and its affiliates (“EPR”). Each of the EPR Secured Notes is secured by one or more of the Company’s resort properties and is guaranteed by the Company. The EPR Secured Notes bear interest at specified interest rates which are subject to increase each year by the lesser of i) three times the percentage increase in the Consumer Price Index (as defined) or ii) a capped index (the “Capped CPI Index”) which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes.

Financial covenants set forth in the EPR Agreement consist of i) a maximum leverage ratio (as defined) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, ii) a consolidated fixed charge coverage ratio (as defined) of 1.50:1.00 on a rolling four quarter basis, and iii) a prohibition of the Company paying dividends if the Company is in default (as defined) or if the fixed charge coverage ratio (as defined) is below 1.25:1.00. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratio fell below 1.25:1.00 and, as a result, the Company was prohibited from paying dividends. As of April 30, 2018, the Company was in compliance with all debt covenants.

Non-financial covenants set forth in the EPR Agreement include i) restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens and ii) a requirement that the Company obtain the consent of EPR prior to redeeming any preferred or common stock.

The EPR Agreement also provides that none of the EPR Secured Notes may be prepaid without the consent of EPR and that any default under any of the EPR Secured Notes, lease agreements between the Company and EPR, or credit facilities with other lenders would constitute a default under all EPR Secured Notes and lease agreements. A change of control (as defined) would also constitute an event of default.

An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts (as defined) from the properties securing the EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of diving the total interest charges for the EPR Secured Notes by a certain percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Company’s Jack Frost, Big Boulder, Boston Mills, Brandywine, Alpine Valley and Hunter Mountain ski resorts, where the Additional Interest Rate is 10%, and is made on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12%. The Company has not made any additional interest payments on the EPR Secured Notes based on these provisions.

The EPR Agreement grants EPR certain other rights including i) an option to purchase the Company’s Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley resorts exercisable on the maturity dates of the applicable promissory notes for such properties, ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort properties, and iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. In the event EPR were to exercise one or more of its purchase options, the Company would be subject to capital gain taxes to the extent the purchase price exceeded the Company’s tax basis in the properties. As the Company has deducted tax depreciation for these properties on its federal income tax returns, the amount of capital gains and related taxes might be significant. To date, EPR has not exercised any purchase options. If EPR exercises a purchase option, EPR will enter into an agreement with us for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each.

The EPR Secured Notes include the following:

The Alpine Valley Secured Note

The $4.6 million Alpine Valley Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.88%.   This note is secured by a mortgage and other interests in the Company’s Alpine Valley ski resort.

The Boston Mills/Brandywine Secured Note

The $23.3 million Boston Mills/Brandywine Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.43%. This note is secured by a mortgage and other interests in the Company’s Boston Mills and Brandywine ski resorts.

The Jack Frost/Big Boulder Secured Note

The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.43%. This note is secured by a mortgage and other interests in the Company’s Jack Frost and Big Boulder ski resorts.

The Mount Snow Secured Note

The $51.1 million Mount Snow Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 11.43%. This note is secured by a mortgage and other interests in the Company’s Mount Snow ski resort.

The Hunter Mountain Secured Note

The $21.0 million Hunter Mountain Secured Note provides for interest only payments through its maturity on January 5, 2036. As of April 30, 2018, interest on this note accrued at a rate of 8.14%. This note is secured by a mortgage and other interests in the Company’s Hunter Mountain ski resort.

EB-5 Development Notes

The Company serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Limited Partnerships”), which were formed to raise $52.0 million through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and Nationality Act (the “EB-5 Program”). The EB-5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB-5 Investors”) seeking lawful permanent resident status based on their investment in a U.S. commercial enterprise.

On December 27, 2016, the Company borrowed $52.0 million from the Limited Partnerships to fund two capital projects at its Mount Snow ski resort. The development projects include i) the West Lake Water Project, which was completed during fiscal 2018 and included the construction of a new water storage reservoir for snowmaking, and ii) the Carinthia Ski Lodge Project, which, as of April 30, 2018, is in progress and includes the construction of a new skier service building. The amounts were borrowed through two loan agreements, which provided $30.0 million for the West Lake Water Project and $22.0 million for the Carinthia Ski Lodge project (together, the “EB-5 Development Notes”).

Amounts outstanding under the EB-5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default (as defined), amounts outstanding under the EB-5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. For so long as amounts under the EB-5 Development Notes are outstanding, the Company is restricted from taking certain actions without the consent of the lenders, including, but not limited to transferring or disposing of the properties or assets financed with the loan proceeds. In addition, the Company is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 Investors from being admitted to the U.S. via the EB-5 Program.

The Company has evaluated the facts and circumstances surrounding the Limited Partnerships and determined the Limited Partnership do not require consolidation in the Company’s financial statements as the Company does not have a variable interest in the Limited Partnerships under either the variable interest model or the voting interest model, as substantive participation rights give the limited partners the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the Limited Partnerships’ business and thereby preclude the Company as general partner from exercising unilateral control over the partnerships.

Wildcat Mountain Note

The Wildcat Mountain Note due December 22, 2020 bears interest at a fixed rate of 4.00% and is secured by a security interest in the improvements at the Company’s Wildcat Mountain ski resort. The loan is payable in monthly principal and interest payments with a balloon payment of $2.7 million due upon maturity.

Royal Banks of Missouri Credit Facilities

On October 27, 2017, the Company renewed and increased its existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10.0 million working capital line of credit to be used for general business purposes and a $15.0 million acquisition line of credit to be used i) to pay off $12.4 million of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, the Company used the borrowing capacity available under the acquisition line of credit to pay off the amount outstanding under the Original Credit Facility, including amounts outstanding under term loan described in the table above as Royal Banks of Missouri Debt. As of April 30, 2018, $12.4 million was outstanding under the 2017 Royal Banks Credit Facility and $12.6 million was unused and available.

The term of the 2017 Royal Banks Credit Facility is 14 months with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due in December 2018. Beginning on January 31, 2018, the Company is required to fund a debt service account by depositing in three equal monthly installments an amount equal to the estimated annual interest due in connection with outstanding loans under the 2017 Royal Banks Credit Facility. The Company is required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25:1.00. In addition, were the Company’s fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50:1.00, the Company would be required to prefund certain other debt service payments, and should the ratio fall below 1.25:1.00, the Company would be prohibited from paying dividends. The 2017 Royal Banks Credit Facility is secured by the assets of the Company’s subsidiaries which operate its Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

Series A Preferred Stock

As more fully described in Note 5 to our consolidated financial statements filed with this Report, on November 2, 2016, we completed the Private Placement of $20 million of Series A Preferred Stock and the Warrants to the Investor pursuant to the Securities Purchase Agreement entered into with the Investor.

The Securities Purchase Agreement also grants to us the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement under certain conditions, including that the average closing price of the our common stock for the ten trading days prior to the transaction is not less than the average closing price of our common stock for the ten trading days prior to the execution of the Securities Purchase Agreement ($4.79). Our right to require the additional purchase expires on August 22, 2018.

From and after the date that is nine months from the date of issuance, cumulative dividends accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, (i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or (ii) repurchase common stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase.  The Company may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates and assumptions and the differences may be material.  Significant accounting policies, estimates and judgments that management believes are the most critical to aid in fully understanding and evaluating the reported financial results are discussed below.

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, which provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies.

Goodwill

At April 30, 2018, our goodwill balance relates entirely to our Hunter Mountain ski resort.  We conduct an assessment of the carrying value of goodwill annually, as of the last day of March, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. A quantitative test of goodwill requires us to make certain assumptions and estimates in determining fair value of our reporting units.  When performing such a test, we use multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size.  Significant judgment is required in making assumptions and estimates to perform a quantitative impairment test, and should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.

In any given year we may elect to perform a qualitative impairment test for impairment.  A qualitative assessment requires us to consider a number of relevant factors and conclude whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount.  In performing a qualitative assessment to screen for potential impairment of goodwill, we considered a number of factors, including i) macroeconomic conditions, ii) factors impacting our industry, iii) factors impacting our costs to operate our business, iv) the financial performance of reporting units compared with projections and prior periods, v) reporting unit specific events which could impact future operating results, vi) the market value of our debt and equity securities, and vii) other relevant events and circumstances identified at the time of the assessment.

As a result of the annual assessment as of March 31, 2018, we recorded an impairment loss of $0.4 million of goodwill associated with our Alpine Valley ski resort. We did not record any impairment of goodwill for the years ended April 30, 2017 or 2016.

Income Taxes

We are subject to income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense or benefit. Our income tax provision and deferred tax balances reflect our best assessment of estimated current and future taxes to be paid.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of our future pretax operating income. While our assumptions about future taxable income are consistent with the plans and estimates we use to manage our business, they require significant judgment and are subject to factors beyond our control, such as impact of weather on our operations.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate. Changes in tax laws are accounted for in the period of enactment.  On December 22, 2017, the U.S. government enacted the 2017 Tax Act which made broad and complex changes to the U.S. tax code that had an impact on our results and financial position as of and for our fiscal year ended April 30, 2018. These impacts included, but were not limited to, i) a new bonus depreciation rule that allows for full expensing of qualified property, ii) a reduction of the U.S. federal corporate tax rate, iii) elimination of the corporate alternative minimum tax (“AMT”), iv) a new limitation on deductible interest expense, and v) limitations on NOLs generated after December 31, 2017, which caps their benefit at 80 percent of taxable income.  We recorded an income tax benefit of $4.0 million for the year ended April 30, 2018, which includes a $0.1 million discrete benefit at the 2017 Tax Act enactment date and an additional benefit of $3.5 million which was directly attributable to the impact of the 2017 Tax Act’s reduced corporate tax rate that became effective January 1, 2018. The additional benefit arises because we are a calendar year taxpayer and the seasonality of our business resulted in significant losses during the first eight months of fiscal 2018, which produced a tax benefit at the prior corporate tax rate of 34%, and significant income during the period January to April 2018, which was subject to the lower 21% corporate tax rate implemented by the 2017 Tax Act.

As of April 30, 2018, we have federal income tax NOL carryforwards of $26.6 million, which will expire at various dates through 2035. We believe it is more likely than not that the full benefit from a certain state’s NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.4 million against the deferred tax assets relating to that state’s NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance would be recognized as a reduction of income tax expense. We expect the limitation on deductible interest contained in the 2017 Tax Act will make it more likely we will be able to utilize our existing federal NOL carryovers; however, this provision may also give rise to interest carryforwards that could be subject to valuation allowances.

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

Long-Lived Assets, Excluding Goodwill

Impairment

We review the carrying amounts of property and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. For impairment testing purposes, long-lived assets are grouped at the lowest level for which there are identifiable cash flows; however, where identifiable cash flows are not independent of the cash flows of other assets, those long-lived assets are evaluated for impairment on a higher level. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value.  During fiscal 2018 we recognized an impairment loss to property and equipment of $1.6 million as a result of our decision to terminate a rental management program and cease operation of a restaurant and other hotel-type amenities at a condominium property adjacent to our Attitash ski resort.

Depreciable Lives of Assets

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

Accounting for Acquisitions

The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair value as of that date.  Extensive use of estimates and judgments are required to allocate the consideration paid in a business combination to the assets acquired and liabilities assumed.  If necessary, these estimates can be revised during an allocation period when information becomes available to further define and quantify the value of assets acquired and liabilities assumed.  The allocation period does not exceed a period of one year from the date of acquisition.  To the extent additional information to refine the original allocation becomes available during the allocation period, the purchase price allocation would be adjusted accordingly. Should information become available after the allocation period, the effects would be reflected in operating results.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventory at "the lower of cost and net realizable value," simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of disposal. The Company adopted this ASU prospectively as of April 30, 2018, and there were no adjustments to the carrying value of the Company’s inventories upon adoption.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. The Company adopted this ASU retrospectively as of April 30, 2018. As a result of the adoption of ASU 2015-17, we reclassified $0.6 million of current deferred tax assets to long-term deferred tax liabilities in our consolidated balance sheet as of April 30, 2017.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force),” which clarifies the requirements for the presentation of changes in restricted cash balances on the statement of cash flows. The Company adopted this ASU retrospectively as of April 30, 2018.  Prior to the adoption of ASU 2016-18, we presented a reconciliation of cash flows from operating, investing and financing activities to the net change in cash and cash equivalents during each year presented in the consolidated statement of cash flows. As a result of adoption of ASU 2016-18, we began to present a reconciliation of cash flows from operating, investing and financing activities to the net change in cash, cash equivalents and restricted cash during each year presented in the consolidated statement of cash flows. See Note 1 to the consolidated financial statements included in this Report.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the existing guidance for testing goodwill for impairment.  The new standard eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill. The Company adopted this ASU on a prospective basis as of March 31, 2018, the date of its annual goodwill impairment test for its fiscal year 2018.

Recently Issued Accounting Standards

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, which provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements. While we expect the pattern of expense for leases we currently classify as operating will be similar between the old and new guidance, we expect adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases we currently classify as operating. As of April 30, 2018, our future minimum lease payments under operating leases was approximately $15.6 million.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.   We expect to adopt this ASU using the full retrospective approach and do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments.

This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled, and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This ASU requires prospective adoption and will be applicable for us as of April 30, 2019, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of April 30, 2018:

	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations (dollars in millions)	1 year	years	years	5 years	Total
EPR Secured Notes	$-	$-	$-	$114.2	$114.2
Interest on EPR Secured Notes	3.0	24.5	25.3	168.7	221.5
EB-5 Development Notes, including interest	0.5	1.0	52.3	-	53.8
Other borrowings, including interest	0.8	3.2	0.2	-	4.2
Capital lease payments, including interest	1.8	0.9	-	-	2.7
Operating leases	2.5	4.4	3.1	5.5	15.5
Total	$8.6	$34.0	$80.9	$288.4	$411.9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of April 30, 2018, we had $126.6 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Interest rates on $93.2 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.015 annually, and interest rates on $21.0 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.0175 annually. As a result, we do not believe a 10% movement in the reference rates applicable to our outstanding borrowings with variable interest rates would have a material effect on our financial condition, operating results or cash flows.

Item 8. Financial Statement and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peak Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peak Resorts, Inc. and its subsidiaries (the Company) as of April 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

St. Louis, Missouri

July 17, 2018

F - 2

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Years ended April 30,
	2018	2017	2016

Net revenue	$131,662	$123,249	$95,729
Operating expenses:
Resort operating expenses	96,593	87,319	72,215
Depreciation and amortization	13,231	12,713	10,709
General and administrative expenses	5,797	5,431	4,513
Land and building rent	1,401	1,395	1,386
Real estate and other taxes	2,286	2,322	1,932
Restructuring and impairment charges	2,135	-	-
	121,443	109,180	90,755
Gain on involuntary conversion	-	-	195
Income from operations	10,219	14,069	5,169

Other (expense) income:
Interest, net of amounts capitalized of
$1,256, $1,545 and $867 in
2018, 2017 and 2016, respectively	(13,322)	(12,473)	(10,814)
Gain on sale/leaseback	333	333	333
Other income	160	61	8
	(12,829)	(12,079)	(10,473)

(Loss) income before income taxes	(2,610)	1,990	(5,304)
Income tax (benefit) expense	(3,962)	749	(2,078)
Net income (loss)	$1,352	$1,241	$(3,226)

Less declaration and accretion of
Series A Preferred Stock dividends	(1,600)	(800)	-
Net (loss) income attributable to common shareholders	$(248)	$441	$(3,226)

Basic (loss) earnings per share	$(0.02)	$0.03	$(0.23)

Diluted (loss) earnings per share	$(0.02)	$0.03	$(0.23)

Cash dividends declared per common share	$0.28	$0.14	$0.41

Cash dividends declared per preferred share	$60.00	$-	$-

See accompanying notes to consolidated financial statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	April 30,	April 30,
Assets	2018	2017

Current assets:
Cash and cash equivalents	$23,091	$33,665
Restricted cash	1,163	11,113
Accounts receivable	8,560	5,083
Inventory	1,971	2,215
Prepaid expenses and deposits	12,731	2,183
Total current assets	47,516	54,259

Property and equipment, net	204,095	188,143
Land held for development	37,634	37,583
Restricted cash, construction	12,175	33,700
Goodwill	4,382	4,825
Intangible assets, net	731	788
Other assets	1,797	648
Total assets	$308,330	$319,946

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$4,500
Current maturities of long-term debt	2,614	3,592
Accounts payable and accrued expenses	12,079	12,371
Accrued salaries, wages and related taxes and benefits	922	1,035
Unearned revenue	16,084	14,092
Current portion of deferred gain on sale/leaseback	333	333
EB-5 investor funds in escrow	-	500
Total current liabilities	44,447	36,423

Long-term debt, less current maturities	165,837	177,493
Deferred gain on sale/leaseback	2,512	2,845
Deferred income taxes	7,809	11,883
Other liabilities	504	540
Total liabilities	221,109	229,184

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares
issued and outstanding	17,401	17,001

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,631	86,372
Accumulated deficit	(16,951)	(12,751)
Total stockholders' equity	69,820	73,761

Total liabilities and stockholders' equity	$308,330	$319,946

See accompanying notes to consolidated financial statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2015	13,982,400	$140	$82,538	$(2,240)	$80,438

Net loss	-	-	-	(3,226)	(3,226)
Dividends declared	-	-	-	(5,768)	(5,768)
Stock based compensation	-	-	190	-	190
Balances, April 30, 2016	13,982,400	140	82,728	(11,234)	71,634
			-		-
Issuance of warrants	-	-	3,446	-	3,446
Net income	-	-	-	1,241	1,241
Dividends declared - common stock	-	-	-	(1,958)	(1,958)
Accretive dividend - preferred stock	-	-	-	(800)	(800)
Stock based compensation	-	-	198	-	198
Balances, April 30, 2017	13,982,400	$140	$86,372	$(12,751)	$73,761

Net income	-	-	-	1,352	1,352
Dividends declared - common	-	-	-	(3,916)	(3,916)
Dividends declared - preferred, including
$400 of accretive dividends	-	-	-	(1,600)	(1,600)
Dividends paid as restricted stock units	-	-	36	(36)	-
Stock based compensation	-	-	223	-	223
Balances, April 30, 2018	13,982,400	$140	$86,631	$(16,951)	$69,820

See accompanying notes to consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year ended April 30,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,352	$1,241	$(3,226)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization of property and equipment
and intangibles	13,231	12,713	10,709
Non-cash impairment loss	2,029	-	-
Amortization of deferred financing costs	1,084	1,133	291
Stock based compensation	223	198	190
Amortization of other liabilities	(36)	(36)	(36)
Gain on sale/leaseback	(333)	(333)	(333)
Deferred income tax	(4,074)	303	(2,078)
Gain on involuntary conversion	-	-	(195)
Changes in operating assets and liabilities:
Accounts receivable	(3,477)	(311)	(2,738)
Inventory	244	515	(806)
Prepaid expenses and deposits	(10,798)	497	(504)
Other assets	(1,149)	155	84
Accounts payable and accrued expenses	(385)	(4,387)	7,459
Accrued salaries, wages and related taxes and benefits	(113)	116	(258)
Unearned revenue	1,992	859	1,634
Net cash (used in) provided by operating activities	(210)	12,663	10,193

Cash flows from investing activities:
Additions to property and equipment	(31,019)	(11,454)	(12,407)
Additions to land held for development	(51)	(41)	(1,358)
Business combination (net of cash acquired of $1,640)	-	-	(33,360)
Proceeds from involuntary conversion	-	-	459
Net cash (used in) investing activities	(31,070)	(11,495)	(46,666)

Cash flows from financing activities:
Borrowings on lines of credit	12,415	10,000	-
Payments on lines of credit	(4,500)	-	-
Borrowings on long-term debt and capital lease obligations	102	51,533	1,250
Payments on long-term debt and capital lease obligations	(13,932)	(2,412)	(2,080)
Distributions to stockholders	(4,716)	(979)	(7,689)
Payment of deferred financing costs	(138)	(4,470)	(1,383)
Gross proceeds from issuance of preferred stock	-	20,000	-
Issuance costs associated with issuance of preferred stock	-	(353)	-
Proceeds from hunter loan financing	-	-	36,500
Payment on line of credit and bridge loans	-	(11,000)	-
Release from EB-5 investor funds held in escrow	-	(51,504)	22,002
Net cash (used in) provided by financing activities	(10,769)	10,815	48,600

Net (decrease) increase in cash, cash equivalents
and restricted cash	(42,049)	11,983	12,127

Cash, cash equivalents, and restricted cash, beginning of period	78,478	66,495	54,368
Cash, cash equivalents, and restricted cash, end of period	$36,429	$78,478	$66,495

Supplemental cash flow information:
Cash paid income taxes	$59	$40	$113
Cash paid interest, including amounts capitalized and
including amounts prepaid of $8,905, $0 and $0, respectively	$22,399	$13,273	$11,007

Supplemental disclosure of noncash investing
and financing activities:
Capital lease agreements to acquire equipment	$-	$83	$3,950
Land held for development financed with long-term borrowings	$-	$-	$404
Assets under construction included in accounts payable	$235	$542	$3,459
Reclassification of EB-5 funds from escrow to long term debt	$500	$-	$-
Accretive dividends - Series A preferred stock	$400	$800	$-
Accrued dividends, common and preferred	$1,379	$979	$-

See accompanying notes to consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands, except per share amounts)

1.Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Peak Resorts, Inc., a Missouri corporation, was formed on September 24, 1997, and together with its subsidiaries, is a leading owner and operator of high-quality, individually branded ski resorts in the United States and operates 14 ski resorts primarily located in the Northeast and Midwest, 13 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 1,859 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip lines, mountain coasters, mountain biking, hiking and other summer activities. Peak Resorts, Inc., together with its subsidiaries, is herein referred to as “the Company.”

The Company’s revenues are highly seasonal in nature. The vast majority of revenue is generated during the ski season, which occurs during the winter months in the Company’s third and fourth fiscal quarters.  Some of the Company’s properties offer non-winter attractions, such as golf, roller coasters, swimming, summer concerts and zip rides; however, these activities comprise less than 5% of the Company’s annual revenues.   As a result, the Company’s resorts typically experience operating losses and negative operating cash flows during the first and second quarters of each fiscal year.

The seasonality of the Company’s revenues amplifies the effect of events outside its control, especially weather. While the Company’s geographically diverse operating locations help mitigate the effect of weather conditions, adverse weather could lower attendance due to suboptimal skiing conditions or limited access to our resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, and increase operating costs related to snowmaking efforts and inefficient labor utilization.

The Company aggregates its operating segments into a single reportable segment – Ski Resort Operations. Management has determined a single reportable segment is appropriate based on the uniformity of services and similar operating characteristics.

Principles of consolidation

The consolidated financial statements include the accounts of Peak Resorts, Inc. and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements and iii) the reported amounts of revenues and expenses during the reporting period.

Estimates and assumptions are used in accounting for the following significant matters, among others:

•fair value of assets acquired and liabilities assumed in acquisitions;

•useful lives of property, equipment and intangible assets;

•long-lived and intangible asset impairments, including goodwill;

•tax related items; and

•contingencies.

Cash and Cash Equivalents and Restricted Cash

The Company considers i) all credit card and debit card transactions that process in less than seven days and ii) short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The amounts due from banks for credit card and debit card transactions classified as cash and cash equivalents was $1,669 and $2,379 at April 30, 2018 and 2017, respectively.

The provisions of certain of the Company's debt instruments require that the Company maintain a deposit with the respective lender in an amount equal to the estimated minimum interest payment through December 31 of a given year, and the proceeds from certain borrowing for capital projects are restricted as to use. Restricted cash related to interest payments and capital projects are included on the consolidated balance sheets under the captions restricted cash and restricted cash, construction, respectively.

Accounts Receivable

The Company’s accounts receivable balance consists primarily of amounts due under advance season pass installment plans sold during the fourth quarter of its fiscal year. The Company performs ongoing reviews of the collectability of accounts receivable and, when necessary, establishes reserves for estimated credit losses. In assessing the need for and in determining the amount of any reserve for credit losses, the Company considers the level of historical bad debts, the credit worthiness of significant debtors based on periodic credit evaluations and significant economic developments that could adversely impact upon a customer's ability to pay amounts owed the Company. As of April 30, 2018 and 2017, the Company determined that no allowance for credit loss was required on it receivable balance as of those dates.

Inventories

The Company’s inventories consist of retail goods and food and beverage products. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) and average cost methods.

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation, amortization and impairment charges, if any. Costs to construct significant assets include capitalized interest during the construction and development period. Expenditures for replacements and major betterments or improvements are capitalized; maintenance and repair expenditures are charged to expense as incurred. Depreciation and amortization are determined using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 25 years for land improvements, 5 to 40 years for buildings and improvements and 3 to 25 years for equipment, furniture and fixtures.

Land Held for Development

Land held for development relates to projects in and around its Mount Snow resort, and  is carried at acquisition cost plus costs attributable to its ongoing development, including capitalized interest.

Impairment of Long-Lived Assets

The Company reviews intangible assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows.  For impairment testing purposes, long-lived assets are grouped at the lowest level for which there are identifiable cash flows; however, where identifiable cash flows are not independent of the cash flows of other assets, those long-lived assets are evaluated for impairment on a higher level. Impairment losses are recognized in operating results for the amount by which the carrying value of the asset exceeds its fair value.  In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets acquired.  Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if a triggering event were to occur in an interim period. The Company tests for goodwill impairment at the reporting unit level and has concluded that each of its resorts constitutes a reporting unit. As of April 30, 2018, the Company’s goodwill balance is associated with one resort, Hunter Mountain.

Development Costs

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

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are recorded as a reduction in the carrying amount of the related debt and are amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

Classification of Preferred Stock

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

Stock Warrants

The Company accounts for its warrants as either equity or liability awards based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance with no further adjustments to their valuation made. Warrants classified as a liability are recorded at fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.  When warrants are issued in conjunction with preferred stock, the warrants are recorded based on the proceeds received allocated to the two elements’ relative fair values.  The Company has recorded the $3,446 fair value of the warrants issued in November 2016, as component of additional paid-in capital in the consolidated statement of stockholders’ equity (see Note 5).

Earnings or Loss Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares issued and outstanding for the period. Net income (loss) available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretions of discounts on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of year-end. In addition, for diluted earnings (loss) per common share, net income (loss) available to common shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. This adjusted net income (loss) is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants, and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock and outstanding warrants and stock options are excluded from the computation of diluted earnings (loss) per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock and if-converted methods.

Revenue Recognition

Revenues from operations are generated from a wide variety of sources including snow pass sales, snow sports lessons, equipment rentals, retail product sales, food and beverage operations, and golf course operations. Revenues are recognized as services are provided or products are sold. Sales of season passes are initially deferred in unearned revenue and recognized ratably over the number of days the Company expects they may be used.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended April 30, 2018, 2017 and 2016 was $2,890,  $2,700 and $2,784, respectively.

Taxes Collected from Customers

Taxes collected from customers and remitted to tax authorities are local and state sales taxes on snow pass sales as well as food service and retail transactions at the Company's resorts. Sales taxes collected from customers are recognized as a liability, with such liability being reduced when collected amounts are remitted to the taxing authority.

Income Taxes

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be resolved or settled.  The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent the Company determines these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations.  If it is determined that the future realization of deferred tax assets would be in an amount less than their net recorded amount a valuation allowance would be provided, thereby increasing the provision for income taxes.  Conversely, if it is determined that the benefit from realization of such deferred tax assets would exceed their net recorded amount, an adjustment would be made to reduce the valuation allowance thereby reducing the provision for income taxes.

ASC 740 also provides guidance with respect to the accounting for uncertainty in income taxes recognized in a Company’s consolidated financial statements, and it prescribes a recognition threshold and measurement attribute criteria for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not have any material uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013 due to the statute of limitations.

The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period. Reclassifications had no effect on the reported amounts of net income or stockholders’ equity.

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventory at "the lower of cost and net realizable value," simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of disposal. The Company adopted this ASU prospectively as of April 30, 2018, and there were no adjustments to the carrying value of the Company’s inventories upon adoption.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax assets and liabilities be classified as noncurrent on a classified balance sheet. The Company adopted this ASU retrospectively as of April 30, 2018. As a result of the adoption of ASU 2015-17, we reclassified $591 of current deferred tax assets to long-term deferred tax liabilities in our consolidated balance sheet as of April 30, 2017.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force),” which clarifies the requirements for the presentation of changes in restricted cash balances on the statement of cash flows. The Company adopted this ASU retrospectively as of April 30, 2018. Prior to the adoption of ASU 2016-18, the Company presented a reconciliation of cash flows from operating, investing and financing activities to the net change in cash and cash equivalents during each year presented in the consolidated statement of cash flows. As a result of adoption of ASU 2016-18, the Company began to present a reconciliation of cash flows from operating, investing and financing activities to the net change in cash, cash equivalents and restricted cash during each year presented in the consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flow:

	April 30,
	2018	2017	2016
Cash and cash equivalents	$23,091	$33,665	$5,396
Restricted cash	1,163	11,113	61,099
Restricted cash, construction	12,175	33,700	-
Total cash, cash equivalents, and restricted
cash, beginning of period	$36,429	$78,478	$66,495

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the existing guidance for testing goodwill for impairment.  The new standard eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill. The Company adopted this ASU on a prospective basis as of March 31, 2018, the date of its annual goodwill impairment test for its fiscal year 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements. While the Company expects the pattern of expense for leases it currently classified as operating will be similar between the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of April 30, 2018, future minimum lease payments under operating leases was approximately $14,712.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.   The Company expects to adopt this ASU using the full retrospective approach and does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments.

This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled, and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This ASU requires prospective adoption and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Note 2. Property and Equipment

The composition of property and equipment is as follows:

	April 30, 2018	April 30, 2017
Land and improvements	$54,785	$35,609
Buildings and improvements	75,321	72,622
Equipment, furniture and fixtures	175,532	163,191
Construction in progress	16,787	22,806
	322,425	294,228
Less: accumulated depreciation and amortization	118,330	106,085
	$204,095	$188,143

Depreciation expense for the years ended April 30, 2018, 2017 and 2016, was $13,174,  $12,655 and $10,690, respectively. As of April 30, 2018 and 2017, equipment under capital leases with a cost of $7,753 and $7,668, respectively, and accumulated depreciation of $1,368 and $1,084, respectively, was included in property and equipment.

Note 3. Goodwill and Intangible Assets

Goodwill

As of April 30, 2018, the Company had goodwill of $4,382 related to prior acquisitions.  The Company conducts an assessment of the carrying value of goodwill annually, as of last day of March, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. As a result of the annual assessment as of March 31, 2018, the Company recorded an impairment loss of $443 of goodwill associated with its Alpine Valley ski resort. The Company used a discounted cash flow approach with Level 2 and Level 3 inputs. As of April 30, 2018, the balance of goodwill relates entirely to the Company’s Hunter Mountain ski resort. The Company did not record any impairment of goodwill for the years ended April 30, 2017 or 2016.

Changes to the carrying value of goodwill over the three years ended April 30, 2018 are as follows:

Balance
Balance as of April 30, 2017
Goodwill	$5,009
Accumulated non-impairment adjustments	(184)
4,825

Goodwill impairment losses	(443)

Balance as of April 30, 2018
Goodwill	5,009
Accumulated non-impairment adjustments	(184)
Accumulated impairment losses	(443)
$4,382

Intangible Assets

The components of intangible assets subject to amortization are as follows:

	April 30, 2018			April 30, 2017
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value

Trade name	$768	$120	$648	$768	$69	$699
Customer relationships	97	14	83	97	8	89
	$865	$134	$731	$865	$77	$788

Intangible amortization expense for the years ended April 30, 2018, 2017 and 2016, was $57,  $58 and $19, respectively. The trade name and customer relationships relate to the Company’s Hunter Mountain resort and are being amortized over a fifteen-year term. The expected future annual amortization expense for definite-lived intangible assets is $58 each year for the next five fiscal years and $441 thereafter.

4. Long‑term Debt and Revolving Credit Facilities

The composition of long-term debt at April 30, is as follows:

	2018	2017
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	51,500
Royal Banks of Missouri Note	-	9,875
Wildcat Mountain Note due 2020	3,231	3,425
Capital Leases	2,426	4,493
Other borrowings	1,184	2,870
Less: Unamortized debt issuance costs	(4,552)	(5,240)
	168,451	181,085
Less: Current maturities	(2,614)	(3,592)
	$165,837	$177,493

EPR Secured Notes

The Company has various secured borrowings (the “EPR Secured Notes”) under a master credit and security agreement and other related agreements, as amended, (together, the “EPR Agreement”) with EPR Properties and its affiliates (“EPR”). Each of the EPR Secured Notes is secured by one or more of the Company’s resort properties and is guaranteed by the Company. The EPR Secured Notes bear interest at specified interest rates which are subject to increase each year by the lesser of i) three times the percentage increase in the Consumer Price Index (as defined) or ii) a capped index (the “Capped CPI Index”) which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes.  The Company has determined the Capped CPI Index features represent an embedded derivative; however, this derivative does not require bifurcation and separate presentation at fair value because the Capped CPI Index feature is closely related to the debt instrument.

The following table illustrates the potential future interest rates applicable to the EPR Secured Notes for each of the next five years, assuming rates increase by the Capped CPI Index:

Rates as of April 30,	Mount Snow Secured Note	Hunter Mountain Secured Note	Alpine Valley Secured Note	Boston Mills/Brandywine and Jack Frost/Big Boulder Secured Notes
2018	11.43%	8.28%	10.88%	10.43%
2019	11.60%	8.42%	11.04%	10.59%
2020	11.78%	8.57%	11.21%	10.75%
2021	11.95%	8.72%	11.38%	10.91%
2022	12.13%	8.87%	11.55%	11.07%
2023	12.31%	9.03%	11.72%	11.24%

Financial covenants set forth in the EPR Agreement consist of i) a maximum leverage ratio (as defined) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, ii) a consolidated fixed charge coverage ratio (as defined) of 1.50:1.00 on a rolling four quarter basis, and iii) a prohibition of the Company paying dividends if the Company is in default (as defined) or if the fixed charge coverage ratio (as defined) is below 1.25:1.00. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratio fell below 1.25:1.00 and, as a result, the Company was prohibited from paying dividends. As of April 30, 2018, the Company was in compliance with all debt covenants.

Non-financial covenants set forth in the EPR Agreement include i) restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens and ii) a requirement that the Company obtain the consent of EPR prior to redeeming any preferred or common stock.

The EPR Agreement also provides that none of the EPR Secured Notes may be prepaid without the consent of EPR and that any default under any of the EPR Secured Notes, lease agreements between the Company and EPR, or credit facilities with other lenders would constitute a default under all EPR Secured Notes and lease agreements. A change in control (as defined) would also constitute an event of default.

An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts (as defined) from the properties securing the EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a certain percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Company’s Jack Frost, Big Boulder, Boston Mills, Brandywine, Alpine Valley and Hunter Mountain ski resorts, where the Additional Interest Rate is 10%, and is made on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12%. The Company has not made any additional interest payments on the EPR Secured Notes based on these provisions.

The EPR Agreement grants EPR certain other rights including i) an option to purchase the Company’s Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley resorts exercisable on the maturity dates of the applicable promissory notes for such properties,, ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort properties, and iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any purchase options. If EPR exercises a purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each.

Under the terms of the various borrowing agreements the Company has with EPR, it is required to, at EPR’s discretion, either prepay a certain amount of interest payments to EPR or deposit the equivalent amount of cash in a restricted account to fund interest payments to EPR. As of April 30, 2018, the Company had prepaid interest to EPR of $8,905 which is included in the caption prepaid expenses and deposits. As of April 30, 2017, the Company had no prepaid interest to EPR, although it had $8,775 of restricted cash to fund interest payments to EPR.

The EPR Secured Notes include the following:

The Alpine Valley Secured Note

The $4,550 Alpine Valley Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.88%.   This note is secured by a mortgage and other interests in the Company’s Alpine Valley ski resort.

The Boston Mills/Brandywine Secured Note

The $23,294 Boston Mills/Brandywine Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.43%. This note is secured by a mortgage and other interests in the Company’s Boston Mills and Brandywine ski resorts.

The Jack Frost/Big Boulder Secured Note

The $14,268 Jack Frost/Big Boulder Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 10.43%. This note is secured by a mortgage and other interests in the Company’s Jack Frost and Big Boulder ski resorts.

The Mount Snow Secured Note

The $51,050 Mount Snow Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2018, interest on this note accrued at a rate of 11.43%. This note is secured by a mortgage and other interests in the Company’s Mount Snow ski resort.

The Hunter Mountain Secured Note

The $21,000 Hunter Mountain Secured Note provides for interest only payments through its maturity on January 5, 2036. As of April 30, 2018, interest on this note accrued at a rate of 8.28%. This note is secured by a mortgage and other interests in the Company’s Hunter Mountain ski resort.

EB-5 Development Notes

The Company serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Limited Partnerships”), which were formed to raise $52,000 through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and Nationality Act (the “EB-5 Program”). The EB-5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB-5 Investors”) seeking lawful permanent resident status based on their investment in a U.S. commercial enterprise.

On December 27, 2016, the Company borrowed $52,000 from the Limited Partnerships to fund two capital projects at its Mount Snow ski resort. The development projects include i) the West Lake Water Project, which was completed during fiscal 2018 and included the construction of a new water storage reservoir for snowmaking, and ii) the Carinthia Ski Lodge Project, which, as of April 30, 2018, is in progress and includes the construction of a new skier service building. The amounts were borrowed through two loan agreements, which provided $30,000 for the West Lake Water Project and $22,000 for the Carinthia Ski Lodge project (together, the “EB-5 Development Notes”).

Amounts outstanding under the EB-5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default (as defined), amounts outstanding under the EB-5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. For so long as amounts under the EB-5 Development Notes are outstanding, the Company is restricted from taking certain actions without the consent of the lenders, including, but not limited to transferring or disposing of the properties or assets financed with the loan proceeds. In addition, the Company is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 Investors from being admitted to the U.S. via the EB-5 Program.

The Company has evaluated the facts and circumstances surrounding the Limited Partnerships and determined the Limited Partnership do not require consolidation in the Company’s financial statements as the Company does not have a variable interest in the Limited Partnerships under either the variable interest model or the voting interest model, as substantive participation rights give the limited partners the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the Limited Partnerships’ business and thereby preclude the Company as general partner from exercising unilateral control over the partnerships.

Wildcat Mountain Note

The Wildcat Mountain Note due December 22, 2020 bears interest at a fixed rate of 4.00% and is secured by a security interest in the improvements at the Company’s Wildcat Mountain ski resort. The loan is payable in monthly principal and interest payments of $27 with a balloon payment of $2,675 due upon maturity.

The schedule of principal payments for long-term debt at April 30, 2018, is as follows:

Year Ended April 30,
2019	$2,614
2020	1,104
2021	2,887
2022	52,214
2023	13
Thereafter	114,171
$173,003

Amortization of deferred financing costs for the years ended April 30, 2018, 2017 and 2016 was $1,084,  $1,133 and $291, respectively. Amortization of deferred financing costs are estimated to be $1,063,  $982,  $982,  $618,  $73 and $82 for the years ended April 30, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

Royal Banks of Missouri Credit Facilities

On October 27, 2017, the Company renewed and increased its existing credit facility with Royal Banks of Missouri (the “2017 Royal Banks Credit Facility”). The 2017 Royal Banks Credit Facility provides for a $10,000 working capital line of credit to be used for general business purposes and a $15,000 acquisition line of credit to be used i) to pay off $12,415 of principal and accrued interest outstanding under the previous credit agreement with Royal Banks of Missouri (the “Original Credit Facility”) and ii) for the acquisition of additional ski resort properties. On October 27, 2017, the Company used the borrowing capacity available under the acquisition line of credit to pay off the amount outstanding under the Original Credit Facility, including amounts outstanding under term loan described in the table above as Royal Banks of Missouri Debt. As of April 30, 2018,  $12,415 was outstanding under the acquisition line of credit and nothing was outstanding under the working capital line of credit. $10,000 and $2,585 was unused and available under the working capital line of credit and acquisition line of credit, respectively.

The term of the 2017 Royal Banks Credit Facility is 14 months with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due in December 2018. As of April 30, 2018, the Company had $508 in restricted cash to fund a debt service account for the estimated interest payments due through the end of calendar 2018 in connection with outstanding loans under the 2017 Royal Banks Credit Facility. The Company is required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25:1.00. In addition, were the Company’s fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50:1.00, the Company would be required to prefund certain other debt service payments, and should the ratio fall below 1.25:1.00, the Company would be prohibited from paying dividends. The 2017 Royal Banks Credit Facility is secured by the assets of the Company’s subsidiaries which operate its Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

5. Series A Preferred Stock

On August 22, 2016, the Company entered into a private placement (the “Private Placement”) securities purchase agreement (the “Securities Purchase Agreement”) with CAP 1 LLC and affiliates (the “Investor”) in connection with the sale and issuance of $20,000 in Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and three warrants (the “Warrants”) to purchase shares of the Company’s common stock, as follows: (i) 1,538,462 shares of Common Stock at $6.50 per share; (ii) 625,000 shares of Common Stock at $8.00 per share; and (iii) 555,556 shares of Common Stock at $9.00 per share. The Company completed the Private Placement on November 2, 2016.

The Securities Purchase Agreement also grants to the Company the right to require the Investor to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms and conditions as the Private Placement under certain conditions, including that the average closing price of the Company’s common stock for the ten trading days prior to the transaction is not less than the average closing price of the Company’s common stock for the ten trading days prior to the execution of the Securities Purchase Agreement ($4.79). The Company’s right to require the additional purchase expires on August 22, 2018.

The rights and preferences of the Series A Preferred Stock include, among other things, the following:

Seniority. The Series A Preferred Stock shall generally rank, with respect to liquidation, dividends and redemption, i) senior to common stock and to any other junior capital stock; ii) on parity with any parity capital stock; iii) junior to any senior capital stock; and iv) junior to all of the Company’s existing and future indebtedness (as defined). Until the earlier of the date that no Series A Stock remains outstanding and January 1, 2027, the Company is prohibited from paying cash dividends on common stock if there are accrued and unpaid dividends with respect to the Series A Preferred Stock.

Dividend Rights.  From and after the date that is nine months from the date of issuance, cumulative dividends accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, (i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or (ii) repurchase common stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase.  The Company may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

Liquidation.  In the event of any liquidation (as defined), dissolution or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, and subject to the rights of any parity or senior securities, an amount in cash equal to $1,000 per share plus all unpaid accrued and accumulated dividends.

Redemption. The Series A Preferred Stock is subject to redemption at the option of the Company at a price of $1,250 per share, plus all unpaid accrued and accumulated dividends, at any time on or after the third anniversary of the issuance of the Series A Preferred Stock that the average closing price of the Company’s common stock on the 30 trading days preceding notice of the exercise of the redemption right is greater than $8.18.

Voting Rights. Each holder of Series A Preferred Stock shall be entitled to vote, on an as-converted basis, with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company.

Warrants. Each of the Warrants may be exercised in whole or in part at any time for a period of 12 years from the date of issuance. The following table shows Warrant activity for the years ending April 30, 2018 and 2017:

	2018		2017
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding - beginning of the year	2,719,018	$7.36	-	$-
Warrants granted	-	-	2,719,018	$7.36
Outstanding - end of period	2,719,018	$7.36	2,719,018	$7.36

Registration Rights.  In connection with the closing of the Private Placement, on November 2, 2016, the Company entered into a Registration Rights Agreement with the Investor that grants certain registration rights with respect to the exercise of the Warrants.

Stockholders’ Agreement. On November 2, 2016, in connection with the closing of the Private Placement, the Company entered into the Stockholders’ Agreement (the “Stockholders’ Agreement”) which, among other provisions, i) provides the Investor a right to nominate a director to sit on the Company’s board of directors so long as the Investor beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, ii) restricts transfers of the Company’s securities by the Investor and certain management shareholders (the “Management Stockholders”), iii) provides the Investor with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders, iv) grants the Investor preemptive rights with respect to future issuances of securities, and v) requires the Investor’s approval, so long as it meets certain ownership requirements (as defined), in order for the Company to a) materially change the nature of its business or b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value (as defined) of the Company and its subsidiaries.

6.Restructuring and Impairment

During the year ended April 30, 2018, the Company incurred restructuring and impairment charges of $1,691 in connection with its decision to cease operation of a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort (the “Attitash Hotel Closure”). In connection with the Company’s 2007 acquisition of its Attitash ski resort, the Company acquired property and equipment constituting the commercial core of a condominium building located adjacent to the resort. Since this acquisition, the Company i) provided management services to the condominium’s owners association under a management services agreement (the “Management Services Agreement”), ii) sponsored a rental management program whereby unoccupied condominium units were rented as hotel rooms, and iii) operated restaurant and other hotel-type amenities. In December 2017, the Company determined it would not be able to renew the Management Services Agreement upon its expiration on April 30, 2018 and, as a result, decided to terminate the rental management program and cease operation of the hotel-type amenities as of that date. The charges included $1,586 of asset impairment charges, $36 of severance expense and $70 of other costs. As of April 30, 2018, no amounts were accrued for costs associated with the Attitash Hotel Closure, and the Company expects it may incur future additional charges in the range of

$100 to $400 related to the maintenance of the condominium building’s commercial core until such time as it can be disposed of.

7.Equity Incentive Plan

The Company’s 2014 Equity incentive Plan, (the “2014 Plan”) was adopted in November 2014, and provides for grants of restricted stock units (“RSUs”), stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors.  Subject to additions and adjustments, 559,296 shares are authorized for granting under the 2014 Plan.  At April 30, 2018, 403,630 shares were available for future grants.

The 2014 Plan provides the Company’s board of directors the discretion to grant awards in any form and with any terms permitted by the 2014 Plan.  All awards granted since the inception of the 2014 Plan were in the form of RSUs with vesting on the first anniversary of the grant date.

Stock Compensation Expense

The Company recognizes expense associated with stock-based awards ratably over the requisite service period based on the grant date fair value of the award. For RSUs, the grant date fair value is the closing price of the Company’s common stock on the date the grant is made. Stock compensation expense of $223,  $198 and $190 was recorded in general and administrative expenses in the consolidated statements of operations for the years ended April 30, 2018, 2017 and 2016, respectively associated with this plan. As of April 30, 2018, unrecognized compensation expense related to grants of RSUs was $84 and will be recognized over a period of approximately six months.

Restricted Stock Units

RSUs are generally convertible to shares of the Company’s common stock upon vesting; however, for all of the RSUs granted since the inception of the 2014 Plan, the RSUs are not convertible until six months after the grantee leaves employment with the Company or ceases to be a member of the Company’s board of directors. Outstanding RSUs accrue dividends in the form of additional RSUs based on the market price of the Company’s common stock on the date cash dividends are paid to the Company’s common stockholders.

The following table summarizes RSU activity for the years ended April 30:

	2018		2017		2016
		Weighted Average Grant Date Per Share Fair Value		Weighted Average Grant Date Per Share Fair Value		Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	47,800	$4.76	63,741	$5.90	-	$-
Granted	49,459	4.40	47,800	4.76	63,741	5.90
Vested	(47,800)	4.76	(58,407)	5.89	-	-
Forfeited	-	-	(5,334)	6.01	-	-
Nonvested, end of year	49,459	$4.40	47,800	$4.76	63,741	$5.90
Vested and outstanding, end of year	106,207	$4.58	58,407	$5.89	-	$-

RSUs outstanding as of April 30, 2018, had an aggregate intrinsic value of $724.  As of the vesting date, the total fair value of RSUs which vested during fiscal 2018 was $239.

8.Income Taxes

The Company’s income tax provision for the years ended April 30, 2018, 2017 and 2016, consists of the following:

	2018	2017	2016
Current:
Federal	$52	$59	$-
State taxes based on income	60	27	-
	112	86	-
Deferred:
Federal	(4,565)	589	(1,753)
State	141	(22)	(325)
Valuation allowance	350	-	-
	(4,074)	567	(2,078)
	(3,962)	653	(2,078)
Income tax related purchase accounting adjustments	-	96	-
	$(3,962)	$749	$(2,078)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at April 30, 2018 and 2017, are as follows:

	2018	2017
Deferred tax assets:
Deferred gain on sale/leaseback	$598	$1,081
Accrued compensation	226	341
Unearned revenue	637	916
Net operating loss carryforwards	7,028	10,425
	8,489	12,763
Valuation allowance	(350)	-
	8,139	12,763
Deferred tax liabilities:
Property and equipment	(15,948)	(24,646)
	(15,948)	(24,646)
	$(7,809)	$(11,883)

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  Significant pieces of objective negative evidence evaluated included i) the shorter net operating loss carryforward period associated with a certain state in which the Company operates and ii) the amounts of taxable income apportioned to that taxing jurisdiction over the three-year period ended April 30, 2018.  Such objective evidence limits the Company’s ability to consider other subjective evidence, such as projections for future growth.

Based on its evaluation, the Company concluded it is more likely than not that the benefit of net operating loss carryforwards associated with that state will not be fully realized.  In recognition of that risk the Company established a valuation allowance of $350 as of April 30, 2018, to reduce the carrying value of deferred tax assets related to those state net operating loss carryforwards.  The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present, thus allowing additional weight to be given to subjective evidence such as the Company’s projections for growth.

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

Federal loss carryforwards for tax purposes as of April 30, 2018, have the following expiration dates:

Expiration date	Amount
2031	$6,883
2032	3,811
2033	2,492
2034	7,541
2035	5,863
$26,590

A reconciliation between the income tax provision computed at the federal statutory income tax rate and the effective tax rate, for the years ended April 30, 2018, 2017 and 2016, is summarized below:

	2018	2017	2016
Computed tax at statutory rates	$(774)	$677	$(1,804)
Permanent items	162	35	38
State taxes, net of federal benefit	(51)	2	(325)
Change in federal statutory rate	(3,611)	-	-
Valuation allowance for deferred tax assets	350	-	-
Other	(38)	35	13
Income tax expense (benefit)	$(3,962)	$749	$(2,078)

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

The 2018 change in federal statutory rate as appearing in the table above, consists of two components related to the 2017 Tax Act.  First, the Company recognized a discrete benefit at the enactment date of the 2017 Tax Act of $124 based on remeasurement of net deferred tax liabilities at that date utilizing the reduced corporate tax rate of 21% implemented by the 2017 Tax Act.  In addition, the reconciliation from the federal tax rate above applies a blended rate based on a 34% corporate tax rate for the first eight months of fiscal 2018 and a 21% corporate tax rate for the last four months of fiscal 2018. However, as the Company is a calendar year taxpayer and its business is seasonal, cumulative losses result during the first eight months of the fiscal year that are partially offset by income in the four month period ending April 30, 2018.  Consequently, the actual tax rates applicable to the Company’s full year pretax loss are substantially different than the blended rate, resulting in an additional beneficial impact of approximately $3,487.

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

9.The Hunter Mountain Acquisition

On January 6, 2016, the Company acquired Hunter Mountain ski resort in an all cash purchase transaction pursuant to which Hunter Mountain ski resort became a wholly owned subsidiary of the Company.

Pro Forma Information (unaudited)

The accompanying consolidated financial statements include Hunter Mountain’s results of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of operations of the Company for the year ended April 30, 2016, as if the Hunter Mountain acquisition had been completed on May 1, 2015, the beginning of the Company's 2016 fiscal year. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Year ended April 30, 2016
Net revenues	$102,860
Net loss	$(9,776)

N

10.Sale/Leaseback

In November 2005, the Company sold its Mad River Mountain ski resort and simultaneously leased the property back for a period of 21 years. The resulting gain on the sale was deferred and is being ratably recognized in income over the term of the lease.

11.Employee Benefit Plan

The Company maintains a tax-deferred savings plan for all eligible employees. Employees become eligible to participate after attaining the age of 21 and completing one year of service. Employee contributions to the plan are tax-deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended. Company matching contributions are made at the discretion of the board of directors. No contributions were made in fiscal years 2018, 2017, and 2016.

12.Concentrations of Credit Risk and Fair Value Measures

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company’s cash, cash equivalents and restricted cash are on deposit with financial institutions where such balances will, at times, be in excess of federally insured limits. The Company has not experienced any losses associated with such deposits.

Fair Value of Measurements

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, the Company may use various valuation techniques, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, long-term debt and preferred stock.  For cash equivalents, restricted cash,  accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair market value due to their short-term nature.  The estimated fair values of the Company’s debt instruments and preferred stock as of April 30, 2018, is as follows:

April 30, 2018
	Fair Value	Carrying Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$90,771	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	15,866	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	45,752	52,000	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	3,242	3,231	Long-term debt, including current maturities
Capital leases and other borrowings	3,610	3,610	Long-term debt, less current maturities
Series A Preferred Stock	19,522	17,401	Series A preferred stock

The Company estimated the fair value of the EPR Secured Notes, EB-5 Development Notes and Wildcat Mountain Note using a discounted cash flow approach and Level 2 inputs, including market borrowing yields for instruments of similar maturities. The Company estimated the fair value of the Series A Preferred Stock and related warrants and other features using Level 2 inputs, including market yields for similar instruments. The Company estimated the fair value of capital leases and other borrowings to approximate their carrying value.

13.Commitments and Contingencies

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

Leases

The Company leases certain land, land improvements, buildings and equipment under noncancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the consumer price index with maximum annual percentage increases capped at rates between 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The Company paid no significant contingent rentals in the periods presented. Rent expense under operating leases for the years ended April 30, 2018, 2017 and 2016, was $2,548,  $1,669 and $1,732, respectively.

Restricted cash

The provisions of certain of the Company’s debt instruments require that the Company make and maintain deposits with third party financial institutions, to be held in escrow for the benefit of the lender, in an amount equal to the estimated minimum interest payment for the upcoming fiscal year.  When funded, these amounts are included in restricted cash on the consolidated balance sheets.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2018, are as follows:

	Capital	Operating
	Leases	Leases
2019	$1,797	$2,451
2020	924	2,283
2021	4	2,112
2022	-	1,547
2023	-	1,543
Thereafter	-	5,606
	2,725	$15,542
Less: amount representing interest	299
	2,426
Less: current portion	1,660
Long-term portion	$766

14.Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share for the years ended April 30, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Net (loss) income available to common shareholders	$(248)	$441	$(3,226)
Weighted number of shares:
Basic weighted average shares outstanding	13,982,400	13,982,400	13,982,400
Weighted average vested restricted stock units	78,339	35,238	12,893
	14,060,739	14,017,638	13,995,293
Basic (loss) earnings per share	$(0.02)	$0.03	$(0.23)

Dilutive effect of unvested restricted stock units	-	23,654	-
	14,060,739	14,041,292	13,995,293
Diluted (loss) earnings per share	$(0.02)	$0.03	$(0.23)

The Company accounts for its Series A Preferred Stock as temporary equity. As a result, the weighted average number of shares associated with the conversion of the Series A Preferred Stock are included in the calculation of diluted earnings (loss) per share if the effect is not antidilutive, regardless of whether the Company's stock price as of the measurement date is lower than the conversion prices associated with Series A Preferred Stock. The effect of i) 44,187,  19,515 and 0 unvested RSUs as of April 30, 2018, 2017 and 2016, respectively, and ii) the conversion of Series A Preferred Stock have been excluded for the calculation of diluted loss per share for the years ended April 30, 2018 and 2016, because the impact of those items would be antidilutive.

15.Selected Quarterly Financial Data  (unaudited)

Selected quarterly financial data for the years ended April 30, 2018, 2017 and 2016 is as follows (in thousands, except for per share data):

2018
	Quarter
	1st	2nd	3rd	4th	Year
Net revenue	$7,520	$8,838	$59,272	$56,032	$131,662
Resort operating expenses	13,539	15,121	35,982	31,951	96,593
Depreciation and amortization	3,145	3,154	3,379	3,553	13,231
General and administrative expenses	1,248	1,529	1,353	1,667	5,797
Restructuring and impairment charges	-	-	1,586	549	2,135
Other operating expenses	1,037	810	941	899	3,687
(Loss) income from operations	$(11,449)	$(11,776)	$16,031	$17,413	$10,219

Net income (loss)	$(8,595)	$(8,914)	$9,181	$9,680	$1,352
Declaration and accretion of
Series A Preferred Stock dividends	(400)	(400)	(400)	(400)	(1,600)
Net income (loss) attributable
to common shareholders	$(8,995)	$(9,314)	$8,781	$9,280	$(248)
Basic (loss) earnings per share	$(0.64)	$(0.66)	$0.62	$0.66	$(0.02)
Diluted (loss) earnings per share	$(0.64)	$(0.66)	$0.53	$0.56	$(0.02)

2017
	Quarter
	1st	2nd	3rd	4th	Year
Net revenue	$7,126	$8,475	$56,385	$51,263	$123,249
Resort operating expenses	11,764	13,015	33,669	28,871	87,319
Depreciation and amortization	3,217	3,216	3,209	3,071	12,713
General and administrative expenses	1,372	1,517	1,793	749	5,431
Other operating expenses	890	863	999	965	3,717
(Loss) income from operations	$(10,117)	$(10,136)	$16,715	$17,607	$14,069

Net (loss) income	$(7,904)	$(7,982)	$8,165	$8,962	$1,241
Declaration and accretion of
Series A Preferred Stock dividends	-	-	-	(800)	(800)
Net income (loss) attributable
to common shareholders	$(7,904)	$(7,982)	$8,165	$8,162	$441
Basic (loss) earnings per share	$(0.56)	$(0.57)	$0.58	$0.58	$0.03
Diluted (loss) earnings per share	$(0.56)	$(0.57)	$0.47	$0.52	$0.03

2016
	Quarter
	1st	2nd	3rd	4th	Year
Net revenue	$5,432	$6,155	$38,667	$45,475	$95,729
Resort operating expenses	10,207	10,783	25,346	25,879	72,215
Depreciation and amortization	2,448	2,465	2,558	3,238	10,709
General and administrative expenses	936	1,029	1,104	1,444	4,513
Other operating expenses	804	753	826	740	3,123
(Loss) income from operations	$(8,963)	$(8,875)	$8,833	$14,174	$5,169

Net (loss) income	$(7,079)	$(6,888)	$3,700	$7,041	$(3,226)
Basic and diluted (loss) earnings
per share	$(0.51)	$(0.49)	$0.26	$0.50	$(0.23)

16. Related Party Transactions

One of the members of the Company’s board of directors is a partner of a law firm that provides services to the Company. For the years ended April 30, 2018, 2017 and 2016 the Company paid legal fees to this firm of $144,  $393 and $196, respectively.

In December 2017, the Company paid $471 for land and improvements located adjacent to one of its resorts to a trust in which the Company’s Chief Executive Officer was a trustee.

17. Subsequent Events

On July 10, 2018, the Company’s board of directors approved i) a cash dividend payment of $979  ($0.07 per share of common stock) payable on August 10, 2018 to common shareholders of record on July 26, 2018, and ii) a cash dividend payment of $400 payable on August 10, 2018 to the holder of the Company’s Series A Preferred Stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2018, our internal control over financial reporting was effective.  This Report does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the year ending April 30, 2018 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

On July 10, 2018, the Company’s board of directors declared i) a cash dividend payable on August 10, 2018 to common shareholders of record as of July 26, 2018 at a rate of $0.07 per share. and ii) a cash dividend payment of $0.4 million payable on August 10, 2018 to the holder of the Series A Preferred Stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.  The 2018  Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Equity Compensation Plan Information

On November 4, 2014, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. As of April 30, 2018,  403,630 shares remained available for issuance, as illustrated in the table below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	_	_	403,630
Equity Compensation Plans Not Approved by Security Holders	_	_	_
Total	_	_	403,630

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.  The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2018 Proxy Statement and is incorporated herein by reference.  The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.  Financial Statements.

The consolidated financial statements of Peak Resorts, Inc. and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. See Index to Consolidated Financial Statements therein.

2.  Financial Statement Schedules

None.

3.  Exhibits

The exhibits required to be filed as part of this Report are listed in the attached Exhibit Index.

(b) The exhibits filed with this Report are listed in the attached Exhibit Index.

(c) None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

Date: July 17, 2018By:/s/ Timothy D. Boyd

Timothy D. Boyd

Chief Executive Officer and President

 (Principal Executive Officer)

Date: July 17, 2018By:/s/ Christopher J. Bub

Christopher C. Bub

Chief Financial Officer and Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy D. Boyd Timothy D. Boyd	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 17, 2018
/s/ Christopher J. Bub Christopher J. Bub	Chief Financial Officer and Vice President (Principal Financial Officer)	July 17, 2018
/s/ Stephen J. Mueller Stephen J. Mueller	Executive Vice President and Director	July 17, 2018
/s/ Richard K. Deutsch Richard K. Deutsch	Vice President-Business and Real Estate Development and Director	July 17, 2018
/s/ Stanley W. Hansen Stanley W. Hansen	Director	July 17, 2018
/s/ Carl E. Kraus Carl E. Kraus	Director	July 17, 2018
/s/ Christopher S. O’Connor Christopher S. O’Connor	Director	July 17, 2018
/s/ David W. Braswell David W. Braswell	Director	July 17, 2018
/s/ Rory A. Held Rory A. Held	Director	July 17, 2018

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1

Lease Agreement by and between EPT Mad River, Inc. and Mad River Mountain, Inc., dated November 17, 2005 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

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

10.4

Third Amendment to Lease Agreement, made as of June 8, 2016, by and between EPT Mad River, Inc. and Mad River Mountain, Inc. (filed as Exhibit 10.64 to the Annual Report on Form 10-K/A filed on July 15, 2016 and incorporated herein by reference).

10.5

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

10.18

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

10.19

Amended and Restated Promissory Note from Peak Resorts, Inc., Boston Mills Ski Resort, Inc. Brandywine Ski Resort, Inc. and Deltrecs, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.20

Amended and Restated Promissory Note from Peak Resorts, Inc. and Sycamore Lake, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.21

Amended and Restated Promissory Note from Peak Resorts, Inc. and JFBB Ski Areas, Inc. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.22

Amended and Restated Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Ski Properties, Inc., dated December 1, 2014 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.23

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

10.24

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

10.25

Option Agreement between Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc. and Sycamore Lake, Inc., as seller, and EPT Ski Properties, Inc., as purchaser, dated as of December 1, 2014 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.26

Master Right of First Refusal Agreement, made as of December 1, 2014, by and between EPT Ski Properties, Inc. and Peak Resorts, Inc. (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.27

Right of First Refusal Agreement (Mount Attitash), dated as of December 1, 2014, among L.B.O. Holding, Inc. and EPT Ski Properties, Inc. (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.28

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

10.29

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

10.30

Master Credit and Security Agreement among Peak Resorts, Inc. and Mount Snow, Ltd., as borrowers, and EPT Mount Snow, Inc., as lender, dated as of September 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.31

Promissory Note from Peak Resorts, Inc. and Mount Snow, Ltd. in favor of EPT Mount Snow, Inc., dated as of September 1, 2016 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 7, 2016 and incorporated herein by reference).

10.32

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

10.33

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

10.34

2014 Credit Agreement Letter, dated as of July 13, 2016, agreed to by Peak Resorts, Inc., as borrower representative, and EPT Ski Properties, Inc., EPT Mount Snow, Inc. and  EPT Mad River, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

10.35

Hunter Mountain Credit Agreement Letter, dated as of July 13, 2016, agreed to by Peak Resorts, Inc., as borrower representative, and EPT Ski Properties, Inc., EPT Mount Snow, Inc. and EPT Mad River, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2016 and incorporated herein by reference).

10.36

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of August 5, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2016 and incorporated herein by reference).

10.37

Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of January 6, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).

10.38

Loan Renewal Agreement made by Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc., as borrowers, in favor of Royal Banks of Missouri, dated as of August 5, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2017 and incorporated herein by reference).

10.39

Restated Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., L.B.O. Holding, Inc., and SNH Development, Inc., dated as of October 27, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.40

Working Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.41

Acquisition Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.42

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.43

Non-Revolving Line of Credit Note from West Lake Water Project LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.44

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

10.45

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.46

Non-Revolving Line of Credit Note from Carinthia Ski Lodge LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.47

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

10.48

Securities Purchase Agreement dated August 22, 2016 between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.49

Waiver and Amendment of Securities Purchase Agreement, dated as of November 2, 2016, by and between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.50

Voting Agreement dated August 22, 2016 among Peak Resorts, Inc., CAP 1 LLC, Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016 and incorporated herein by reference).

10.51

Registration Rights Agreement, dated as of November 2, 2016, between Peak Resorts, Inc. and CAP 1 LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.52

Stockholders’ Agreement, dated as of November 2, 2016, among Peak Resorts, Inc., Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch and CAP 1 LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).

10.53

Executive Employment Agreement by and between Peak Resorts, Inc. and Timothy D. Boyd, dated as of June 1, 2014 (filed as Exhibit 10.46 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.54

Executive Employment Agreement by and between Peak Resorts, Inc. and Richard Deutsch, dated as of June 1, 2014 (filed as Exhibit 10.48 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 10, 2014 and incorporated herein by reference).

10.55

Executive Employment Agreement by and between Peak Resorts, Inc. and Christopher J. Bub, dated as of October 3, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference).

10.56

Executive Employment Agreement by and between Peak Resorts, Inc. and Stephen J. Mueller, dated as of August 15, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2017 and incorporated herein by reference).

10.57	Peak Resorts, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 15, 2015 and incorporated herein by reference).

10.58	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 15, 2016 and incorporated herein by reference).

10.59	Peak Resorts, Inc. Annual Incentive Plan Document (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).

10.60	Form of Peak Resorts, Inc. Indemnification Agreement (filed as Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of RSM US LLP.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E