Form 10-Q
period 2018-07-31
Peak Resorts Inc
filed 2018-09-11
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018.

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

Non-accelerated filer   ☒Smaller reporting company ☒

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

As of September 10, 2018, 13,982,400 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	July 31,	April 30,
Assets	2018	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,085	$23,091
Restricted cash	1,440	1,163
Income tax receivable	4,587	-
Accounts receivable	2,872	8,560
Inventory	2,097	1,971
Prepaid expenses and deposits	10,034	12,731
Total current assets	31,115	47,516

Property and equipment, net	209,102	204,095
Land held for development	37,640	37,634
Restricted cash, construction	8,589	12,175
Goodwill	4,382	4,382
Intangible assets, net	721	731
Other assets	2,513	1,797
Total assets	$294,062	$308,330

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$12,415
Current maturities of long-term debt	2,421	2,614
Accounts payable and accrued expenses	10,507	12,079
Accrued salaries, wages and related taxes and benefits	1,036	922
Unearned revenue	16,756	16,084
Current portion of deferred gain on sale/leaseback	333	333
Total current liabilities	43,468	44,447

Long-term debt, less current maturities	165,768	165,837
Deferred gain on sale/leaseback	2,429	2,512
Deferred income taxes	7,809	7,809
Other liabilities	495	504
Total liabilities	219,969	221,109

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares
issued and outstanding	17,401	17,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,687	86,631
Accumulated deficit	(30,135)	(16,951)
Total stockholders' equity	56,692	69,820
Total liabilities and stockholders' equity	$294,062	$308,330

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,
	2018	2017

Net revenue	$7,007	$7,520

Operating expenses:
Resort operating costs	14,271	13,539
Depreciation and amortization	3,298	3,145
General and administrative	1,256	1,248
Real estate and other non-income taxes	687	684
Land and building rent	336	353
Restructuring charges	177	-
Loss from operations	(13,018)	(11,449)

Other (expense) income:
Interest, net of amounts capitalized of
$173 and $431 in 2018 and 2017, respectively	(3,479)	(3,011)
Gain on sale/leaseback	83	83
Other income	32	55
	(3,364)	(2,873)

Loss before income taxes	(16,382)	(14,322)
Income tax benefit	(4,587)	(5,727)
Net loss	$(11,795)	$(8,595)

Less declaration and accretion of Series A preferred
stock dividends	(400)	(400)
Net loss attributable to common shareholders	$(12,195)	$(8,995)

Basic and diluted loss per common share	$(0.87)	$(0.64)

Cash dividends declared per common share	$0.07	$0.07

Cash dividends declared per preferred share	$20.00	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,795)	$(8,595)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment
and intangibles	3,298	3,145
Amortization of deferred financing costs	271	236
Stock based compensation	56	63
Amortization of other liabilities	(9)	(9)
Gain on sale/leaseback	(83)	(83)
Changes in operating assets and liabilities:
Income tax receivable	(4,587)	(5,727)
Accounts receivable	5,688	3,458
Inventory	(126)	(180)
Prepaid expenses and deposits	2,697	(358)
Other assets	(716)	(13)
Accounts payable and accrued expenses	(1,700)	1,431
Accrued salaries, wages and related taxes and benefits	114	57
Unearned revenue	672	670
Net cash used in operating activities	(6,220)	(5,905)

Cash flows from investing activities:
Additions to property and equipment	(8,177)	(8,591)
Additions to land held for development	(6)	(9)
Net cash used in investing activities	(8,183)	(8,600)

Cash flows from financing activities:
Payments on lines of credit	-	(1,750)
Payments on long-term debt and capital lease obligations	(533)	(610)
Distributions to stockholders	(1,379)	(979)
Payment of deferred financing costs	-	(30)
Release from EB-5 investor funds held in escrow	-	(500)
Net cash used in financing activities	(1,912)	(3,869)

Net decrease in cash, cash equivalents
and restricted cash	(16,315)	(18,374)
Cash, cash equivalents, and restricted cash, beginning of period	36,429	78,478
Cash, cash equivalents, and restricted cash, end of period	$20,114	$60,104

Supplemental cash flow information:
Cash paid interest	$48	$3,206

Supplemental disclosure of noncash investing
and financing activities:
Assets under construction included in accounts payable	$353	$583
Accretive dividends - Series A preferred stock	$-	$400

Accrued dividends, common and preferred	$1,379	$979

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three months ended July 31, 2018 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Securities and Exchange Commission.

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

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the same such amounts shown in the consolidated statements of cash flow:

	July 31,
	2018	2017
Cash and cash equivalents	$10,085	$26,869
Restricted cash	1,440	7,079
Restricted cash, construction	8,589	26,156
Total cash, cash equivalents, and restricted
cash, end of period	$20,114	$60,104

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements. While the Company expects the pattern of expense for leases it currently classifies as operating will be similar under the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of July 31, 2018, future minimum lease payments under operating leases was approximately $14,000.

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

Note 3. Income Taxes

The Company’s effective income tax rates were 28.0% and 40.0% for the three months ended July 31, 2018 and 2017, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Job Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018. Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized, and a valuation allowance would be provided if necessary.

Income tax receivable of $4,587 as of July 31, 2018, is a result of the expected tax rate for the Company’s fiscal year ending April 30, 2019, applied to its loss before income tax for the three months ended July 31, 2018. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

The Company does not have any material uncertain tax positions.

Note 4. Fixed Assets

The composition of property and equipment is as follows:

	July 31,	April 30,
	2018	2018
Land and improvements	$54,795	$54,785
Buildings and improvements	75,328	75,321
Equipment, furniture and fixtures	175,862	175,532
Construction in progress	24,735	16,787
	330,720	322,425
Less: accumulated depreciation and amortization	121,618	118,330
	$209,102	$204,095

Note 5. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:

	July 31,	April 30,
	2018	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Wildcat Mountain Note due 2020	3,182	3,231
Capital Leases	2,078	2,426
Other borrowings	1,048	1,184
Less: Unamortized debt issuance costs	(4,281)	(4,552)
	168,189	168,451
Less: Current maturities	(2,421)	(2,614)
	$165,768	$165,837

In addition to the credit facilities listed above, the Company maintains a $10,000 working capital line of credit and a $15,000  acquisition line of credit with Royal Banks of Missouri. As of July 31, 2018, $12,415 was outstanding under the acquisition line of credit and nothing was outstanding under the working capital line of credit, and $10,000 and $2,585 was unused and available under the lines of credit, respectively.

As of July 31, 2018, the Company was in compliance will all debt covenants under its various credit facility and debt agreements.

Note 6. Concentrations of Credit Risk and Fair Value Measures

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

The estimated fair values of the Company’s debt instruments and preferred stock as of July 31, 2018, is as follows:

	July 31, 2018
	Fair Value	Carrying Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$90,681	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	15,948	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	46,309	52,000	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	3,139	3,182	Long-term debt, including current maturities
Capital leases and other borrowings	3,126	3,126	Long-term debt, less current maturities
Series A Preferred Stock	19,789	17,401	Series A preferred stock

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

Note 8. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three months ended July 31, 2018 and 2017 in the amounts of $56 and $63, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan, the Company granted 2,064 restricted stock units (“RSUs”) during the three months ended July 31, 2018, with a weighted-average grant date fair value per unit of $4.95; and granted 2,190 RSUs during the three months ended July 31, 2017, with a weighted-average grant date fair value per unit of $5.64. As of July 31, 2018,148,007 RSUs were outstanding, of which 103,203 were vested.

Note 9. Loss Per share

The computation of basic and diluted loss per share for the three months ended July 31, 2018 and 2017 is as follows:

	Three Months Ended July 31,
	2018	2017
Net loss attributable to common shareholders	$(12,195)	$(8,995)
Weighted number of shares:
Common stock	13,982,400	13,982,400
Outstanding vested Restricted Stock Units	103,203	49,818
	14,085,603	14,032,218
Basic and diluted loss per share	$(0.87)	$(0.64)

The Company’s 44,804 and 47,826 outstanding unvested RSUs as of July 31, 2018 and 2017, respectively, have been excluded from the calculations of diluted earnings per share because their impact would be anti-dilutive. In addition, warrants to purchase 2,719,018 shares of common stock and the effect of the Company’s Series A preferred stock have been excluded from the calculation of diluted earnings per share for the three months ended July 31, 2018, because the impact would be antidilutive.

Note 10. Restructuring and Impairment

As of April 30, 2018, the Company closed a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort and terminated a related rental management agreement (the “Attitash Hotel Closure”).  For the three months ended July 31, 2018, the Company incurred restructuring charges of $177 in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility pending its disposal, which the Company expects will occur during the second quarter of its 2019 fiscal year.

Total costs through July 31, 2018, associated with the Attitash Hotel Closure include $1,586 of asset impairment charges, $36 of severance expense and $247 of other costs. As of July 31, 2018, no amounts were accrued for costs associated with the Attitash Hotel Closure, and the Company expects it may incur future additional charges in the range of $50 to $100 related to professional fees and other costs.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the Securities and Exchange Commission. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first quarter of fiscal 2019 we continued to move forward with capital improvement projects at our Hunter Mountain, Mount Snow and Hidden Valley resorts.

•

At Hunter Mountain, we continued the Hunter North expansion project to increase the resort’s skiable acreage by approximately 25% and add automated snowmaking, a six-passenger detachable high-speed chair lift and parking area. We expect to complete the project during the 2018/2019 ski season.

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

•

At Hidden Valley, we continued the permitting process and made preparations for the construction of a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  We anticipate completing the project during calendar year 2019.

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

Results of Operations

Three Months Ended July 31, 2018, Compared with the Three Months ended July 31, 2017

The following table presents our condensed unaudited consolidated statements of operations for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	Three months ended July 31,
	2018	2017	$ change	% change

Revenues:
Food and beverage	2,745	2,830	(85)	-3.0%
Hotel/lodging	1,444	1,841	(397)	-21.6%
Retail	212	241	(29)	-12.0%
Summer activities	1,909	1,881	28	1.5%
Other	697	727	(30)	-4.1%
	7,007	7,520	(513)	-6.8%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	8,388	8,611	(223)	-2.6%
Retail and food and beverage cost of sales	894	752	142	18.9%
Power and utilities	967	789	178	22.6%
Other	4,022	3,387	635	18.7%
	14,271	13,539	732	5.4%

Depreciation and amortization	3,298	3,145	153	4.9%
General and administrative expenses	1,256	1,248	8	0.6%
Real estate and other non-income taxes	687	684	3	0.4%
Land and building rent	336	353	(17)	-4.8%
Restructuring and impairment loss	177	-	177	100.0%
	20,025	18,969	1,056	5.6%
Loss from operations	(13,018)	(11,449)	(1,569)	13.7%

Other (expense) income:
Interest, net of interest capitalized of $173 and $431 in 2018 and 2017, respectively	(3,479)	(3,011)	(468)	15.5%
Gain on sale/leaseback	83	83	-	0.0%
Other income	32	55	(23)	-41.8%
	(3,364)	(2,873)	(491)	17.1%

Loss before income taxes	(16,382)	(14,322)	(2,060)	14.4%
Income tax benefit	(4,587)	(5,727)	1,140	-19.9%
Net loss	$(11,795)	$(8,595)	$(3,200)	37.2%
Reported EBITDA	$(9,543)	$(8,304)	$(1,239)	14.9%

Net Revenue. Net revenue decreased $0.5 million, or 6.8%, for the three months ended July 31, 2018, compared with the three months ended July 31, 2017. The decrease is primarily attributable to reduced lodging and food and beverage sales at our Attitash resort following the April 30, 2018 termination of a hotel/condominium management agreement and closure of a restaurant facility adjacent to the Attitash resort (the “Attitash Hotel Closure”), partially offset by an increase in revenue from summer festivals, banquets and events.

Resort Operating Costs. Resort operating costs increased $0.7 million, or 5.4%, for the three months ended July 31, 2018, compared with the same period in the prior year.  A $0.2 million decline in labor costs was more than offset by a $0.1 million increase in cost of goods sold, a $0.2 million increase in power and utility costs and a $0.6 million increase in other operating costs.

A decline in labor costs associated with the Attitash Hotel Closure, was partially offset by increased labor costs at our resorts in New York and Vermont, as a result of increased state minimum wage rates and additional labor at our Hunter Mountain resort to support the expansion project there. Retail food and beverage cost of sales increased $0.1 million during the season due to increased banquet, events and festival sales during the period, partially offset by decreased food and beverage sales as a result of the Attitash Hotel Closure. Power and Utility costs were up due to increased electric transmission charges associated with our Pennsylvania resorts. Other operating expenses increased due to i) increased information technology costs associated with a new customer marketing project, ii) costs associated with new snow groomer equipment leased prior to the 2017/2018 ski season and iii) pulled-forward supplies and repairs and maintenance projects.

General and Administrative Costs. General and administrative expenses of approximately $1.3 million for the three months ended July 31, 2018, were unchanged as compared to the same period in the prior year.

Restructuring charges. For the three months ended July 31, 2018, we incurred restructuring charges of $0.2 million in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility pending its disposal, which we expect will occur during the second quarter of our 2019 fiscal year.

Total costs through July 31, 2018 associated with the Attitash Hotel Closure include $1.6 million of asset impairment charges and $0.3 million of other costs. As of July 31, 2018, no amounts were accrued for costs associated with the Attitash Hotel Closure, and we expect we may incur future additional charges in the range of approximately $0.1 million related to professional fees and other costs.

Interest, net. Net interest expense of $3.5 million for the three months ended July 31, 2018, increased by $0.5 million, or 15.5%, as compared to the $3.0 million of net interest expense for the three months ended July 31, 2017. The increase in net interest expense relates primarily to i) a $0.3 million decrease in the amount of capitalized interest during the first quarter of fiscal 2019, as compared to the same quarter in fiscal 2018, as a result of the completion of the West Lake Water project in November 2017 and ii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax benefit decreased $1.1 million, or 19.9%, to $4.6 million for the three months ended July 31, 2018 as compared with the three months ended July 31, 2017, as result of a decrease in our effective tax rate applied to a larger loss before income taxes. Our effective income tax rates were 28.0% and 40.0% for the three months ended July 31, 2018 and 2017, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Job Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.

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

Reconciliations of net loss to EBITDA for the three months ended July 31, 2018 and 2017, were as follows (dollars in thousands):

	Three months ended
	July 31,
	2018	2017

Net loss	$(11,795)	$(8,595)
Income tax benefit	(4,587)	(5,727)
Interest expense, net	3,479	3,011
Depreciation and amortization	3,298	3,145
Restructuring charges	177	-
Other income	(32)	(55)
Gain on sale/leaseback	(83)	(83)
Reported EBITDA	$(9,543)	$(8,304)

Reported EBITDA decreased by $1.2 million, or 14.9%, for the three months ended July 31, 2018, as compared with the same period in the prior year, primarily as a result of a higher operating loss.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $10.1 million of cash and cash equivalents as of July 31, 2018, compared with $23.1 million at April 30, 2018. Cash of $6.2 million and $5.9 million was used by operating activities during the three months ended July 31, 2018 and 2017, respectively. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at July 31, 2018 and April 30, 2018 consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of July 31, 2018 and April 30, 2018 (dollars in thousands):

	July 31,	April 30,
	2018	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Wildcat Mountain Note due 2020	3,182	3,231
Capital Leases	2,078	2,426
Other borrowings	1,048	1,184
Less: Unamortized debt issuance costs	(4,281)	(4,552)
	168,189	168,451
Less: Current maturities	(2,421)	(2,614)
	$165,768	$165,837

In addition to the credit facilities listed above, the Company maintains a $10.0 million working capital line of credit and a $15.0 million acquisition line of credit with Royal Banks of Missouri. As of July 31, 2018, $12.4 million was outstanding under the acquisition line of credit and nothing was outstanding under the working capital line of credit, and $10.0 million and $2.6 million was unused and available under the lines of credit, respectively.

As of July 31, 2018, we were in compliance will all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Three Months Ended July 31, 2018 Compared with the Three Months Ended July 31, 2017

Cash of $6.2 million was used in operating activities in the first three months of  fiscal 2019, a $0.3 million increase when compared with the $5.9 million of cash used in the first three months of fiscal 2018. A higher net loss for the first quarter of fiscal 2019 was partially offset by positive changes in working capital.

Cash of $8.2 million was used by investing activities in the first three months of fiscal 2019, a decrease of $0.4 million when compared with the $8.6 million used in the first three months of fiscal 2018. Investing cash flows in fiscal 2019 related primarily to the construction of the Carinthia Ski Lodge and Hunter Mountain expansion projects, and investing cash flows in fiscal 2018 related primarily to the construction of the West Lake Water and Carinthia Ski Lodge projects.

Cash of $1.9 million was used in financing activities in the first three months of fiscal 2019, a decrease of $2.0 million when compared with the $3.9 million used in the first three months of fiscal 2018.   Financing cash flows in fiscal 2019 included approximately $1.4 million of distributions to shareholders and approximately $0.5 million of debt payments. Financing cash flows in the fiscal 2018 period included i) the repayment of approximately $2.4 million of credit facility and long-term debt; and ii) $1.0 million of distributions to shareholders, partially offset by $0.5 million in EB-5 investor funds released from escrow.

Significant Uses of Cash

Our cash uses are currently expected to include i) operating expenditures, ii) capital expenditures, and iii) debt service. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future.

Capital expenditures during the first three months of fiscal 2019 were $8.2 million, and included $4.1 million related to the Hunter Mountain expansion project, $2.9 million on the Carinthia Ski Lodge project and $1.2 million to maintain and enhance our resort properties. We currently anticipate we will spend between approximately $28.0 to $32.0 million on capital expenditures during fiscal 2019, which includes approximately $11.5 million to $12.5 million to complete the Carinthia Ski Lodge project, approximately $1.5 million to $2.5 million to finish construction of the zip tour at Hidden Valley, and approximately $8.5 million to $9.5 million on the expansion of Hunter North terrain. We also expect to spend approximately $6.0 million to $8.0 million on resort maintenance capital expenditures, which is consistent with our historical maintenance capital expenditures that are needed to maintain and improve the level of service and overall experiences we strive to provide our visitors.    The Carinthia Ski Lodge project is being funded with proceeds raised pursuant to the Company’s EB‑5 program, which are reflected in Restricted cash, construction on our condensed consolidated balance sheet. We currently plan to use cash on hand, borrowings and cash generated from future operations to provide the cash necessary to execute our capital plans and believe that these sources of cash will be adequate to meet our needs.

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

Our board of directors declared a cash dividend of $0.07 payable on August 10, 2018, to stockholders of record on July 26, 2018. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of July 31, 2018, we had $126.6 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Interest rates on $93.2 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.015 annually, and interest rates on $21.0 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.0175 annually. As a result, we do not believe a 10% movement in the reference rates applicable to our outstanding borrowings with variable interest rates would have a material effect on our financial condition, operating results or cash flows.

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

Item 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2018, a description of certain risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. There have been no material changes to the risk factors during the period covered by this Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended July 31, 2018.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: September 11, 2018		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: September 11, 2018		Christopher J. Bub
Chief Financial Officer, Vice President and Secretary

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

101.INS	XBRL Instance

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Extension Label

101.PRE	XBRL Extension Presentation