Form 10-Q
period 2018-10-31
Peak Resorts Inc
filed 2018-12-12
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of December 10, 2018, 15,165,832 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 31, 2018 (unaudited) and April 30, 2018	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2018 and 2017 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2018 and 2017 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	22

SIGNATURES		33

EXHIBIT INDEX		34

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	October 31,	April 30,
Assets	2018	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,362	$23,091
Restricted cash	1,245	1,163
Income tax receivable	8,857	-
Accounts receivable	764	8,560
Inventory	3,356	1,971
Prepaid expenses and deposits	7,839	12,731
Total current assets	28,423	47,516

Property and equipment, net	217,266	204,095
Land held for development	37,646	37,634
Restricted cash, construction	3,006	12,175
Goodwill	4,382	4,382
Intangible assets, net	702	731
Other assets	2,206	1,797
Total assets	$293,631	$308,330

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$12,415
Current maturities of long-term debt	2,151	2,614
Accounts payable and accrued expenses	17,508	12,079
Accrued salaries, wages and related taxes and benefits	947	922
Unearned revenue	22,108	16,084
Current portion of deferred gain on sale/leaseback	333	333
Total current liabilities	55,462	44,447

Long-term debt, less current maturities	165,777	165,837
Deferred gain on sale/leaseback	2,346	2,512
Deferred income taxes	7,809	7,809
Other liabilities	486	504
Total liabilities	231,880	221,109

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 20,000 shares
issued and outstanding	17,401	17,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares
authorized, 13,982,400 shares issued and outstanding	140	140
Additional paid-in capital	86,738	86,631
Accumulated deficit	(42,528)	(16,951)
Total stockholders' equity	44,350	69,820
Total liabilities and stockholders' equity	$293,631	$308,330

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Net revenue	$7,984	$8,838	$14,991	$16,358

Operating expenses:
Resort operating costs	13,718	15,121	27,989	28,660
Depreciation and amortization	3,434	3,154	6,732	6,299
General and administrative	1,903	1,529	3,159	2,777
Real estate and other non-income taxes	605	471	1,292	1,155
Land and building rent	336	339	672	692
Restructuring charges	13	-	190	-
Loss from operations	(12,025)	(11,776)	(25,043)	(23,225)

Other (expense) income:
Interest, net of amounts capitalized of
$325 and $498 in 2018 and $514
and $945 in 2017, respectively	(3,346)	(3,196)	(6,825)	(6,207)
Gain on sale/leaseback	83	83	166	166
Other income	15	34	47	89
	(3,248)	(3,079)	(6,612)	(5,952)

Loss before income taxes	(15,273)	(14,855)	(31,655)	(29,177)
Income tax benefit	(4,270)	(5,941)	(8,857)	(11,668)
Net loss	$(11,003)	$(8,914)	$(22,798)	$(17,509)

Less declaration and accretion of Series A preferred
stock dividends	(400)	(400)	(800)	(800)
Net loss attributable to common shareholders	$(11,403)	$(9,314)	$(23,598)	$(18,309)

Basic and diluted loss per common share	$(0.81)	$(0.66)	$(1.67)	$(1.30)

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

Cash dividends declared per preferred share	$20.00	$20.00	$40.00	$20.00

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,798)	$(17,509)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment
and intangibles	6,732	6,299
Amortization of deferred financing costs	543	521
Stock based compensation	107	157
Amortization of other liabilities	(18)	(18)
Gain on sale/leaseback	(166)	(166)
Changes in operating assets and liabilities:
Income tax receivable	(8,857)	(11,668)
Accounts receivable	7,796	4,371
Inventory	(1,385)	(415)
Prepaid expenses and deposits	4,892	(4,743)
Other assets	(229)	(28)
Accounts payable and accrued expenses	4,238	(1,173)
Accrued salaries, wages and related taxes and benefits	25	10
Unearned revenue	6,024	4,661
Net cash used in operating activities	(3,096)	(19,701)

Cash flows from investing activities:
Additions to property and equipment	(18,704)	(18,597)
Additions to land held for development	(12)	(18)
Net cash used in investing activities	(18,716)	(18,615)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,066)	(12,101)
Distributions to stockholders	(2,758)	(1,958)
Payment of deferred financing costs	(180)	(138)
Payments on lines of credit	-	(4,500)
Borrowings on lines of credit	-	12,375
Net cash used in financing activities	(4,004)	(6,322)

Net decrease in cash, cash equivalents
and restricted cash	(25,816)	(44,638)
Cash, cash equivalents, and restricted cash, beginning of period	36,429	78,478
Cash, cash equivalents, and restricted cash, end of period	$10,613	$33,840

Supplemental cash flow information:
Cash paid income taxes	$-	$-
Cash paid interest, including amounts prepaid
of $0 and $2,201, respectively.	$110	$9,112

Supplemental disclosure of noncash investing
and financing activities:

Assets under construction included in accounts payable	$1,405	$38
Reclassification of EB-5 funds from escrow to long term debt	$-	$500
Accretive dividends - Series A preferred stock	$-	$400
Accrued dividends, common and preferred	$1,379	$1,379

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three and six months ended October 31, 2018 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Securities and Exchange Commission.

Nature of business

The Company is a leading owner and operator of high-quality, individually branded ski resorts in the U.S. and, as of October 31, 2018, operated 14 ski resorts primarily located in the Northeast and Midwest, 13 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Cleveland and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 1,859 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip lines, mountain coasters, mountain biking, hiking and other summer activities. The Company operates in a single business segment—ski resort operations.

On November 21, 2018, the Company acquired Snow Time, Inc. (“Snow Time”). Snow Time’s businesses include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities. See Note 11.

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

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the same such amounts shown in the consolidated statements of cash flow:

	October 31,
	2018	2017
Cash and cash equivalents	$6,362	$12,962
Restricted cash	1,245	1,339
Restricted cash, construction	3,006	19,539
Total cash, cash equivalents, and restricted
cash, end of period	$10,613	$33,840

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements. While the Company expects the pattern of expense for leases it currently classifies as operating will be similar under the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of October 31, 2018, future minimum lease payments under operating leases was approximately $13,538.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments. This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This ASU requires prospective adoption and will be applicable for the Company as of April 30, 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Note 3. Income Taxes

The Company’s effective income tax rates were 28.0% and 40.0% for the six months ended October 31, 2018 and 2017, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Job Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018. Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized, and a valuation allowance would be provided if necessary.

Income tax receivable of $8,857 as of October 31, 2018, is a result of the expected tax rate for the Company’s fiscal year ending April 30, 2019, applied to its loss before income tax for the six months ended October 31, 2018. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

The Company does not have any material uncertain tax positions.

Note 4. Fixed Assets

The composition of property and equipment is as follows:

	October 31,	April 30,
	2018	2018
Land and improvements	$54,819	$54,785
Buildings and improvements	75,368	75,321
Equipment, furniture and fixtures	176,256	175,532
Construction in progress	35,834	16,787
	342,277	322,425
Less: accumulated depreciation and amortization	125,011	118,330
	$217,266	$204,095

Note 5. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:

	October 31,	April 30,
	2018	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Wildcat Mountain Note due 2020	3,131	3,231
Capital Leases	1,733	2,426
Other borrowings	911	1,184
Less: Unamortized debt issuance costs	(4,009)	(4,552)
	167,928	168,451
Less: Current maturities	(2,151)	(2,614)
	$165,777	$165,837

In addition to the credit facilities listed above, the Company maintains a $10,000 working capital line of credit and a $15,000  acquisition line of credit with Royal Banks of Missouri. As of October 31, 2018, $12,415 was

outstanding under the acquisition line of credit and nothing was outstanding under the working capital line of credit, and $10,000 and $2,585 was unused and available under the lines of credit, respectively.

As of October 31, 2018, the Company was in compliance will all debt covenants under its various credit facility and debt agreements.

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

The estimated fair values of the Company’s debt instruments and preferred stock as of October 31, 2018, is as follows:

	October 31, 2018
	Fair Value	Carrying Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$98,309	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	16,917	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	43,136	52,000	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	2,961	3,131	Long-term debt, including current maturities
Capital leases and other borrowings	2,644	2,644	Long-term debt, less current maturities
Series A Preferred Stock	17,994	17,401	Series A preferred stock

The Company estimated the fair value of the EPR Secured Notes, EB-5 Development Notes and Wildcat Mountain Note using a discounted cash flow approach and Level 2 inputs, including market borrowing yields for instruments of similar maturities and Level 3 inputs, including the Company’s credit rating. The Company estimated the fair value of the Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”)  using Level 2 inputs, including market yields for similar instruments. The Company estimated the fair value of capital leases and other borrowings to approximate their carrying value.

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

Note 8. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three and six months ended October 31, 2018 in the amounts of $51 and $107, respectively; and for the three and six months ended October 31, 2017 in the amounts of $94 and $157, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the Company granted 43,600 restricted stock units (“RSUs”) during the six months ended October 31, 2018, with a weighted-average grant date fair value per unit of $5.18; and granted 45,938 RSUs during the six months ended October 31, 2017, with a weighted-average grant date fair value per unit of $4.30.  The 2014 Plan requires that whenever the Company pays a cash dividend on its common shares it also pay an equivalent dividend in the form of RSUs on any RSUs outstanding as of the dividend date. During the six months ended October 31, 2018 and 2017, the Company issued 4,119 RSUs and 2,664 RSUs, respectively, as payment of dividends on outstanding RSUs. As of October 31, 2018, 187,094 RSUs were outstanding, of which 150,899 were vested.

Note 9. Loss Per share

The computation of basic and diluted loss per share for the three and six months ended October 31, 2018 and 2017 is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(11,403)	$(9,314)	$(23,598)	$(18,309)
Weighted number of shares:
Common stock	13,982,400	13,982,400	13,982,400	13,982,400
Outstanding vested Restricted Stock Units	120,369	60,297	112,700	55,020
	14,102,769	14,042,697	14,095,100	14,037,420
Basic and diluted loss per share	$(0.81)	$(0.66)	$(1.67)	$(1.30)

The Company’s 36,195 and 52,690 outstanding unvested RSUs as of October 31, 2018 and 2017, respectively, have been excluded from the calculations of diluted earnings per share because their impact would be anti-dilutive. In addition, warrants to purchase 2,719,018 shares of common stock and the effect of the Company’s Series A Preferred Stock have been excluded from the calculation of diluted earnings per share for the three and six months ended October 31, 2018 and 2017, because the impact would be anti-dilutive.

Note 10. Restructuring and Impairment

As of April 30, 2018, the Company closed a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort and terminated a related rental management agreement (the “Attitash Hotel Closure”).  For the three and six months ended October 31, 2018, the Company incurred restructuring charges of $13 and $190, respectively, in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility until the date of its disposal in August 2018.

Total costs through October 31, 2018, associated with the Attitash Hotel Closure include $1,586 of asset impairment charges, $36 of severance expense and $260 of other costs. As of October 31, 2018, the Company expects it will not incur future additional charges related to the Attitash Hotel Closure.

Note 11. The Snow Time Acquisition and Related Financing

The Snow Time Acquisition

On November 21, 2018, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Snow Time pursuant to the Stock Purchase Agreement (the “Purchase Agreement”) entered into with the stockholders of Snow Time (the “Sellers”), dated as of September 24, 2018 (the “Snow Time Acquisition”). Consideration for the Snow Time Acquisition totaled $73,119, which consisted of $67,142 in cash and 1,183,432 shares of common stock with a value of $5,977 based on the Company’s closing stock price on the day the transaction closed. The number of shares issued to the Sellers was determined pursuant to the Purchase Agreement, which provided that the Sellers had the right to receive $6,000 of common stock as determined using the average closing price of the common stock for the 20 trading days immediately preceding the closing, which was $5.07. The purchase price is subject to customary post-closing adjustments related to prepaid services, working capital and transaction expenses as provided by the Purchase Agreement. The Company acquired Snow Time in order to expand its portfolio of resorts.

Snow Time’s businesses include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities.

During the three and six months ended October 31, 2018, the Company incurred $331 of acquisition related costs which have been included in general and administrative costs in the condensed consolidated statements of operations.

Because the Snow Time Acquisition closed on November 21, 2018, the Company has not yet completed its initial accounting and is still in process of gathering information necessary to determine i) the fair value of acquired tangible and intangible assets and ii) the working capital adjustment to the purchase price. As a result, the Company has determined it is impracticable to provide certain disclosures required under the Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), including an allocation of the purchase price to the assets acquired and liabilities assumed and required pro forma information.  The Company intends to present the disclosures required by ASC 805 in its Quarterly Report on Form 10-Q for the fiscal quarter ending January 31, 2019.

Term Loan Financing

The Company financed part of the cash consideration paid to the Sellers in the Snow Time Acquisition with a $50,000 senior secured term loan (the “Term Loan”) from Cap 1 LLC (“Cap 1”) pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 (the “Credit Agreement”). The Term Loan has an initial term of two years and bears interest at 6.95%, payable quarterly, subject to a 2.0% increase upon an event of default. The Term Loan is secured by all real property on which the Snow Time resorts are located and improvements thereon.  Amounts due under the Term Loan may be prepaid without penalty.

The Term Loan matures on November 30, 2020 and may be extended for an additional one-year period at the Company’s option, so long as no event of default has occurred. If extended, the Company has agreed to issue Cap 1 a warrant to purchase 666,667 shares of common stock, exercisable immediately from the issuance date and for up to ten years from the date of issuance, at $7.50 per share (the “Extension Warrant”). The Extension Warrant was not issued upon closing the Term Loan and will only be issued if the Company exercises the one-year Term Loan extension right.

As consideration for the Term Loan and in lieu of fees, the Company also issued Cap 1 a warrant to purchase 1,750,000 shares of common stock at $10.00 per share, which is exercisable immediately and expires ten years from the date of issuance (the “Financing Warrant”).

Issuance of Preferred Stock and Warrants

As a condition to the funding of the Term Loan, and for aggregate consideration of $20,000, the Company exercised its existing option (the “Cap 1 Option”) to issue to Cap 1 an additional 20,000 shares of Series A Preferred Stock, along with additional warrants (the “Option Warrants”) to purchase shares of common stock  that expire 12 years from the date of issuance, as follows: i) 1,538,462 shares of common stock at $6.50 per share; ii) 625,000 shares of common stock at $8.00 per share; and iii) 555,556 shares of common stock at $9.00 per share.  The Cap 1 Option is provided for in the terms of the Securities Purchase Agreement between the Company and Cap 1, dated as of August 22, 2016, entered into in connection with the issuance of the initial 20,000 shares of Series A Preferred Stock and accompanying warrants to Cap 1 in November 2016. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Snow Time Acquisition purchase price.

The exercise prices of the Option Warrants must be paid in cash. At the Company’s option, the exercise price of the Financing Warrant may be paid in whole or in part in cash or settled through a cashless exercise.  The Company entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the Series A Preferred Stock, Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant.

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

Forward-Looking Statements

Except for any historical information contained herein, the matters discussed in this Report contain certain “forward-looking statements'' within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Report. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	weather, including climate change;
•	seasonality;
•	availability of funds for capital expenditures and operations;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions and transition acquired operations, systems and personnel;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow and Hunter Mountain ski resorts;
•	our reliance on information technology;
•	our current dependence on our primary lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce;
•	our ability to avoid or recover from cyber and other security breaches and other disruptions; and
•	the securities market.

You should also refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, and Part II, Item 1A, “Risk Factors” of this Report, for a discussion of factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

Recent Events - The Snow Time Acquisition and Related Financing

The Snow Time Acquisition

On November 21, 2018, we completed our acquisition of all of the issued and outstanding shares of common stock of Snow Time, Inc. (“Snow Time”) pursuant to the Stock Purchase Agreement (the “Purchase Agreement”) entered into with the stockholders of Snow Time (the “Sellers”), dated as of September 24, 2018 (the “Snow Time Acquisition”). Consideration for the Snow Time Acquisition totaled $73.1 million, which consisted of $67.1 million in cash and 1,183,432 shares of common stock with a value of $6.0 million.  The number of shares issued to the Sellers was determined pursuant to the Purchase Agreement, which provided that the Sellers had the right to receive $6.0 million of common stock as determined using the average closing price of the common stock for the 20 trading days immediately preceding the closing, which was $5.07.  The purchase price is subject to customary post-closing adjustments related to prepaid services, working capital and transaction expenses as provided by the Purchase Agreement. The Company acquired Snow Time in order to expand our portfolio of resorts.

Snow Time’s businesses include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities.

Term Loan Financing

The Company financed part of the cash consideration paid to the Sellers in the Snow Time Acquisition with a $50.0 million senior secured term loan (the “Term Loan”) from Cap 1 LLC (“Cap 1”) pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 (the “Credit Agreement”). The Term Loan has an initial term of two years and bears interest at 6.95%, payable quarterly, subject to a 2.0% increase upon an event of default. The Term Loan is secured by all real property on which the Snow Time resorts are located and improvements thereon.  Amounts due under the Term Loan may be prepaid without penalty.

The Term Loan matures on November 30, 2020 and may be extended for an additional one-year period at the Company’s option, so long as no event of default has occurred. If extended, the Company has agreed to issue Cap 1 a warrant to purchase 666,667 shares of common stock, exercisable immediately from the issuance date and for up to ten years from the date of issuance, at $7.50 per share (the “Extension Warrant”). The Extension Warrant was not issued upon closing the Term Loan and will only be issued if the Company exercises the one-year Term Loan extension right.

As consideration for the Term Loan and in lieu of fees, the Company also issued Cap 1 a warrant to purchase 1,750,000 shares of common stock at $10.00 per share, which is exercisable immediately and expires ten years from the date of issuance (the “Financing Warrant”).

Issuance of Preferred Stock and Warrants

As a condition to the funding of the Term Loan, and for aggregate consideration of $20.0 million, the Company exercised its existing option (the “Cap 1 Option”) to issue to Cap 1 an additional 20,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), along with additional warrants (the “Option Warrants”) to purchase shares of common stock  that expire 12 years from the date of issuance, as follows: i) 1,538,462 shares of common stock at $6.50 per share; ii) 625,000 shares of common stock at $8.00 per share; and iii) 555,556 shares of common stock at $9.00 per share.  The Cap 1 Option is provided for in the terms of the Securities Purchase Agreement between the Company and Cap 1, dated as of August 22, 2016, entered into in connection with the issuance of the initial 20,000 shares of Series A Preferred Stock and accompanying warrants to Cap 1 in November 2016. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Snow Time Acquisition purchase price.

The exercise prices of the Option Warrants must be paid in cash. At the Company’s option, the exercise price of the Financing Warrant may be paid in whole or in part in cash or settled through a cashless exercise. The Company entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the Series A Preferred Stock, Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant.

Company Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  With the acquisition of Snow Time, we operate 17 ski resorts primarily located in the Northeast and Midwest, 16 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Baltimore, Washington D.C.,  Cleveland, Kansas City and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 2,200 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and zip lines, mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired 14 ski resorts since our incorporation in 1997, and we expect to continue executing this strategy. We and our subsidiaries operate in a single business segment—resort operations.

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first half of fiscal 2019 we continued to move forward with capital improvement projects at our Hunter Mountain, Mount Snow and Hidden Valley resorts.

•

At Hunter Mountain, we continued the Hunter North expansion project to increase the resort’s skiable acreage by approximately 25% and add automated snowmaking, a six-passenger detachable high-speed chair lift and parking area. We expect to complete the project by the end of calendar 2018.

•

At Mount Snow, we continued construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which will include i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals. Portions of the Carinthia Ski Lodge were opened to the public in November 2018 and we expect it will be fully operational by the end of calendar 2018.

•

At Hidden Valley, we completed the permitting process and began to source materials and make site improvements for the construction of a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  We anticipate completing the project during the spring of 2019.

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

Results of Operations

Three Months Ended October 31, 2018, Compared with the Three Months ended October 31, 2017

The following table presents our condensed unaudited consolidated statements of operations for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	Three months ended October 31,
	2018	2017	$ change	% change

Revenues:
Lift and tubing tickets	$120	$-	$120	100.0%
Food and beverage	2,647	2,735	(88)	-3.2%
Equipment rental	4	-	4	100.0%
Ski instruction	27	-	27	100.0%
Hotel/lodging	1,444	2,014	(570)	-28.3%
Retail	526	429	97	22.6%
Summer activities	2,527	2,578	(51)	-2.0%
Other	689	1,082	(393)	-36.3%
	7,984	8,838	(854)	-9.7%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	7,191	8,999	(1,808)	-20.1%
Retail and food and beverage cost of sales	1,163	1,118	45	4.0%
Power and utilities	1,113	800	313	39.1%
Other	4,251	4,204	47	1.1%
	13,718	15,121	(1,403)	-9.3%

Depreciation and amortization	3,434	3,154	280	8.9%
General and administrative expenses	1,903	1,529	374	24.5%
Real estate and other non-income taxes	605	471	134	28.5%
Land and building rent	336	339	(3)	-0.9%
Restructuring charges	13	-	13	100.0%
	20,009	20,614	(605)	-2.9%
Loss from operations	(12,025)	(11,776)	(249)	2.1%

Other (expense) income:
Interest, net of interest capitalized of $325 and $498 in 2018 and 2017, respectively	(3,346)	(3,196)	(150)	4.7%
Gain on sale/leaseback	83	83	-	0.0%
Other income	15	34	(19)	-55.9%
	(3,248)	(3,079)	(169)	5.5%

Loss before income taxes	(15,273)	(14,855)	(418)	2.8%
Income tax benefit	(4,270)	(5,941)	1,671	-28.1%
Net loss	$(11,003)	$(8,914)	$(2,089)	23.4%
Reported EBITDA	$(8,247)	$(8,622)	$375	-4.3%

Net Revenue. Net revenue decreased $0.9 million, or 9.7%, for the three months ended October 31, 2018, compared with the three months ended October 31, 2017. The decrease is primarily attributable to reduced lodging and food and beverage sales at our Attitash resort as a result of our decision to cease operations of a hotel/restaurant facility as of May 1, 2018 (the “Attitash Hotel Closure”), partially offset by revenue during the quarter from lift and tubing tickets, equipment rentals and ski instruction. Two of our resorts opened for the 2018/2019 ski season on the last weekend of our second quarter, whereas all of our resorts began winter sports operations for the 2017/2018 ski season during the third quarter of our 2018 fiscal year.

Resort Operating Costs. Resort operating costs decreased $1.4 million, or 9.3%, for the three months ended October 31, 2018, compared with the same period in the prior year.  A $1.8 million decline in labor costs was partially offset by a $0.3 million increase in power and utility costs and a $0.1 million increase in other operating costs.

A decline in labor costs associated with i) the Attitash Hotel Closure, ii) reduced workers compensation insurance expense as a result of the return of premiums following the final settlement of certain policy years and iii) management of staffing levels by more closely tying seasonal hiring to visitation levels, was partially offset by increased labor costs at our resorts in New York and Vermont, as a result of increased state minimum wage rates. Power and utility costs were up as we ramped up operations to open two of our resorts for the last weekend of the second quarter and due to increased electric transmission charges associated with two of our Pennsylvania resorts. Other operating expenses increased due to i) increased information technology costs associated with a new customer marketing project and ii) costs associated with new snow groomer equipment leased prior to the 2017/2018 ski season, partially offset by iii) a reduction in supplies and repairs and maintenance costs which were pulled forward into the first quarter.

General and Administrative Costs. General and administrative expenses of approximately $1.9 million for the three months ended October 31, 2018, increased by approximately $0.4 million, or 24.5%, primarily as a result of $0.3 million of professional fees and travel expenses associated with the Snow Time Acquisition.

Real estate and other non-income taxes. Real estate and other non-income taxes of $0.6 million for the three months ended October 31, 2018, increased by $0.1 million, or 28.5%, as compared to the $0.5 million of real estate and other non-income taxes for the same period in fiscal 2018. The increase is a result of real estate tax refunds we received in fiscal 2018 as a result of an appeal of certain prior year taxes.

Restructuring charges. In September 2018, we disposed of the long-term assets related to our Attitash Hotel operations which ceased as of the beginning of fiscal 2019. During the second quarter of fiscal 2019, we incurred minimal related costs, and total costs through October 31, 2018 associated with the Attitash Hotel Closure include $1.6 million of asset impairment charges and $0.3 million of other costs. As of October 31, 2018, we do not expect to incur any additional related costs.

Interest, net. Net interest expense of $3.3 million for the three months ended October 31, 2018, increased by $0.1 million, or 4.7%, as compared to the $3.2 million of net interest expense for the three months ended October 31, 2017. The increase in net interest expense relates primarily to i) a $0.2 million decrease in the amount of capitalized interest during the second quarter of fiscal 2019, as compared to the same quarter in fiscal 2018, as a result of the completion of the West Lake Water project in November 2017, partially offset by ii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax benefit decreased $1.7 million, or 28.1%, to $4.3 million for the three months ended October 31, 2018 as compared with the three months ended October 31, 2017, as a  result of a decrease in our effective tax rate applied to a larger loss before income taxes. Our effective income tax rates were 28.0% and 40.0% for the three months ended October 31, 2018 and 2017, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.

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

Reconciliations of net loss to EBITDA for the three months ended October 31, 2018 and 2017, were as follows (dollars in thousands):

	Three months ended
	October 31,
	2018	2017

Net loss	$(11,003)	$(8,914)
Income tax benefit	(4,270)	(5,941)
Interest expense, net	3,346	3,196
Depreciation and amortization	3,434	3,154
Acquisition related costs	331	-
Restructuring charges	13	-
Other income	(15)	(34)
Gain on sale/leaseback	(83)	(83)
Reported EBITDA	$(8,247)	$(8,622)

Reported EBITDA loss decreased by $0.4 million, or 4.3%, for the three months ended October 31, 2018, as compared with the same period in the prior year, primarily as a result of lower resort operating costs partially offset by lower revenues and increased property tax expense.

Six Months Ended October 31, 2018, Compared with the Six Months ended October 31, 2017

The following table presents our unaudited condensed consolidated statements of operations for the six months ended October 31, 2018 and 2017 (dollars in thousands):

	Six months ended October 31,
	2018	2017	$ change	% change

Revenues:
Lift and tubing tickets	$120	$-	$120	100.0%
Food and beverage	5,392	5,565	(173)	-3.1%
Equipment rental	4	-	4	100.0%
Ski instruction	27	-	27	100.0%
Hotel/lodging	2,888	3,855	(967)	-25.1%
Retail	738	670	68	10.1%
Summer activities	4,436	4,459	(23)	-0.5%
Other	1,386	1,809	(423)	-23.4%
	14,991	16,358	(1,367)	-8.4%
Costs and Expenses:
Resort operating expenses:
Labor and labor related expenses	15,579	17,610	(2,031)	-11.5%
Retail and food and beverage cost of sales	2,057	1,870	187	10.0%
Power and utilities	2,080	1,589	491	30.9%
Other	8,273	7,591	682	9.0%
	27,989	28,660	(671)	-2.3%

Depreciation and amortization	6,732	6,299	433	6.9%
General and administrative expenses	3,159	2,777	382	13.8%
Real estate and other non-income taxes	1,292	1,155	137	11.9%
Land and building rent	672	692	(20)	-2.9%
Restructuring charges	190	-	190	100.0%
	40,034	39,583	451	1.1%
Loss from operations	(25,043)	(23,225)	(1,818)	7.8%

Other (expense) income:
Interest, net of interest capitalized of $514 and $945 in 2018 and 2017, respectively	(6,825)	(6,207)	(618)	10.0%
Gain on sale/leaseback	166	166	-	0.0%
Other income	47	89	(42)	-47.2%
	(6,612)	(5,952)	(660)	11.1%

Loss before income taxes	(31,655)	(29,177)	(2,478)	8.5%
Income tax benefit	(8,857)	(11,668)	2,811	-24.1%
Net loss	$(22,798)	$(17,509)	$(5,289)	30.2%
Reported EBITDA	$(17,790)	$(16,926)	$(864)	5.1%

Net Revenue. Net revenue decreased $1.4 million, or 8.4%, for the six months ended October 31, 2018, compared with the six months ended October 31, 2017.  The decrease is primarily attributable to reduced lodging and food and beverage sales at our Attitash resort as a result of the Attitash Hotel Closure, partially offset by revenue during the period from lift and tubing tickets, equipment rentals and ski instruction. Two of our resorts opened for the 2018/2019 ski season on the last weekend of our second quarter, whereas all of our resorts began winter sports operations for the 2017/2018 ski season during the third quarter of our 2018 fiscal year.

Resort Operating Costs. Resort operating costs decreased $0.7 million, or 2.3%, for the six months ended October 31, 2018, compared with the same period in the prior year.  A $2.0 million decline in labor costs was partially offset by a $0.5 million increase in power and utility costs and a $0.7 million increase in other operating costs.

A decline in labor costs associated with i) the Attitash Hotel Closure and ii) reduced workers compensation insurance expense as a result of the return of premiums following the final settlement of certain policy years, was partially offset by increased labor costs at our resorts in New York and Vermont, as a result of increased state minimum wage rates. Power and utility costs were up as we ramped up operations to open two of our resorts for the last weekend of the second quarter and due to increased electric transmission charges associated with two of our Pennsylvania resorts. Other operating expenses increased due to i) increased information technology costs associated with a new customer marketing project and ii) costs associated with new snow groomer equipment leased prior to the 2017/2018 ski season.

General and Administrative Costs. General and administrative expenses increased $0.4 million, or 13.8%, for the six months ended October 31, 2018 compared with the six months ended October 31, 2017, primarily as a result of $0.3 million of professional fees and travel expenses associated with the Snow Time Acquisition.

Real estate and other non-income taxes. Real estate and other non-income taxes of $1.3 million for the six months ended October 31, 2018, increased by $0.1 million, or 11.9%, as compared to the $1.2 million of real estate and other non-income taxes for the same period in fiscal 2018. The increase is a result of real estate tax refunds we received in fiscal 2018 as a result of an appeal of certain prior year taxes.

Restructuring charges. In September of 2018, we disposed of the long-term assets related to our Attitash Hotel operations which ceased as of the beginning of fiscal 2019. For the six months ended October 31, 2018, we incurred restructuring charges of $0.2 million in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility until it was disposed of.

Total costs through October 31, 2018 associated with the Attitash Hotel Closure include $1.6 million of asset impairment charges and $0.3 million of other costs. As of October 31, 2018, we do not expect to incur any additional related costs.

Interest, net. Net interest expense of $6.8 million for the six months ended October 31, 2018, increased by $0.6 million, or 10.0%, as compared to the $6.2 million of net interest expense for the six months ended October 31, 2017. The increase in net interest expense relates primarily to i) a $0.4 million decrease in the amount of capitalized interest during the first half of fiscal 2019, as compared to the same period in fiscal 2018, as a result of the completion of the West Lake Water project in November 2017 and ii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax benefit decreased $2.8 million, or 24.1%, to $8.9 million for the six months ended October 31, 2018 as compared with the six months ended October 31, 2017, as result of a decrease in our effective tax rate applied to a larger loss before income taxes. Our effective income tax rates were 28.0% and 40.0% for the six months ended October 31, 2018 and 2017, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.

Reported EBITDA. Reconciliations of net loss to Reported EBITDA for the six months ended October 31, 2018 and 2017, were as follows (dollars in thousands):

	Six months ended
	October 31,
	2018	2017

Net loss	$(22,798)	$(17,509)
Income tax expense (benefit)	(8,857)	(11,668)
Interest expense, net	6,825	6,207
Depreciation and amortization	6,732	6,299
Acquisition related costs	331	-
Restructuring charges	190	-
Other income	(47)	(89)
Gain on sale/leaseback	(166)	(166)
Reported EBITDA	$(17,790)	$(16,926)

Reported EBITDA loss increased by $0.9 million, or 5.1%, for the six months ended October 31, 2018, as compared with the same period in the prior year, primarily as a result of lower net revenues, partially offset by lower resort operating expenses.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $6.4 million of cash and cash equivalents as of October 31, 2018, compared with $23.1 million at April 30, 2018. Cash of $3.1 million and $19.7 million was used by operating activities during the six months ended October 31, 2018 and 2017, respectively. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at October 31, 2018 and April 30, 2018 consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of October 31, 2018 and April 30, 2018 (dollars in thousands):

	October 31,	April 30,
	2018	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Wildcat Mountain Note due 2020	3,131	3,231
Capital Leases	1,733	2,426
Other borrowings	911	1,184
Less: Unamortized debt issuance costs	(4,009)	(4,552)
	167,928	168,451
Less: Current maturities	(2,151)	(2,614)
	$165,777	$165,837

In addition to the credit facilities listed above, the Company maintains a $10.0 million working capital line of credit and a $15.0 million acquisition line of credit with Royal Banks of Missouri. As of October 31, 2018, $12.4 million was outstanding under the acquisition line of credit and nothing was outstanding under the working capital line of credit, and $10.0 million and $2.6 million was unused and available under the lines of credit, respectively.

As of October 31, 2018, we were in compliance will all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Six Months Ended October 31, 2018 Compared with the Six Months Ended October 31, 2017

Cash of $3.1 million was used in operating activities in the first six months of fiscal 2019, a $16.6 million decrease when compared with the $19.7 million of cash used in the first six months of fiscal 2018.  Positive changes in working capital were partially offset by a higher net loss for the first half of fiscal 2019.   As compared to the first half of fiscal 2018, positive changes in working capital balances during the first half of fiscal 2019 included i) the impact of prepaying interest during fiscal 2018 and ii) the impact of a larger volume of advanced season pass installment sales at the end of fiscal 2018 and a larger volume of advanced season pass sales during the first half of fiscal 2019.

Cash of $18.7 million was used by investing activities in the first six months of fiscal 2019, an increase of $0.1 million when compared with the $18.6 million used in the first six months of fiscal 2018. Investing cash flows in fiscal 2019 related primarily to the construction of the Carinthia Ski Lodge,  Hunter North expansion and Hidden Valley Zip Tour projects, and investing cash flows in first half of fiscal 2018 related primarily to the construction of the West Lake Water and Carinthia Ski Lodge projects.

Cash of $4.0 million was used in financing activities in the first six months of fiscal 2019, a decrease of $2.3 million when compared with the $6.3 million used in the first six months of fiscal 2018.   Financing cash flows in the first six months of fiscal 2019 included approximately $2.8 million of distributions to shareholders, approximately $1.1 million of debt payments and $0.2 million of financing fees related to the Term Loan. Financing cash flows in the first half of fiscal 2018 period included i) the net repayment of approximately $4.2 million of credit facility and long-term debt,  ii) $2.0 million of distributions to shareholders and iii) $0.1 of financing fees.

Significant Uses of Cash

In addition to the $67.1 million of cash consideration paid in the Snow Time Acquisition during November 2018, as of October 31, 2018, our cash uses are currently expected to include i) operating expenditures, ii) capital expenditures, and iii) debt service. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future.

Capital expenditures during the first six months of fiscal 2019 were $18.7 million and included $6.7 million related to the Hunter Mountain expansion project, $7.8 million on the Carinthia Ski Lodge project, $0.4 million on the Hidden Valley Zip Tour project and $3.8 million to maintain and enhance our resort properties. We currently anticipate that for the full 2019 fiscal year, we will spend between approximately $28.0 to $32.0 million on capital expenditures, which includes approximately $11.5 million to $12.5 million to complete the Carinthia Ski Lodge project, approximately $1.5 million to $2.5 million to finish construction of the zip tour at Hidden Valley, and approximately $8.5 million to $9.5 million on the expansion of Hunter North terrain. We also expect to spend approximately $6.0 million to $8.0 million on resort maintenance capital expenditures, which is consistent with our historical maintenance capital expenditures that are needed to maintain and improve the level of service and overall experiences we strive to provide our visitors.    Because the three resorts we acquired in November 2018 in the Snow Time Acquisition were largely prepared for the 2018/2019 ski season, we do not expect to make significant capital expenditures at these resorts during the remainder of fiscal 2019.

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

As of October 31, 2018, 20,000 shares of our Series A Preferred Stock were outstanding. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning nine months from the date of issuance, or August 2017 with respect to the Series A Preferred Stock outstanding as of October 31, 2018.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.  In connection with the Snow Time Acquisition we issued an additional 20,000 shares of Series A Preferred Stock. In accordance with the terms of issuance of the additional shares, quarterly dividends accrue as described herein beginning August 2019.  We intend to pay the Series A Preferred Stock dividends of approximately $0.4 million per quarter for the next three quarters and $0.8 million per quarter, thereafter, when dividends on the additional shares of Series A Preferred Stock begin to accrue.

During the first half of fiscal 2019, we paid common stock dividends of $2.0 million ($0.07 per share of common stock on each of May 11, 2018 and August 10, 2018), and declared a cash dividend of $1.0 million ($0.07 per share of common stock to common stockholders of record on November 15, 2018), which we paid on November 27, 2018. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2018, we had $126.6 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Interest rates on $93.2 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.015 annually, and interest rates on $21.0 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.0175 annually. As a result, we do not believe a 10% movement in the reference rates applicable to our outstanding borrowings with variable interest rates would have a material effect on our financial condition, operating results or cash flows.

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

Item 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2018, a description of certain risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition to those risk factors, we have identified the following additional risk factors related to Snow Time Acquisition.

Risks Relating to the Snow Time Acquisition

The Snow Time Acquisition could harm our business, operating results, or financial condition.

We may incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of Snow Time.  There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, payroll, and benefits and regulatory compliance.  Acquisitions are particularly challenging because the prior practices of target companies may not meet the requirements of the Sarbanes-Oxley Act of 2002 or U.S. GAAP standards applicable to publicly traded companies.  While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may be unable to successfully integrate our business with the business of Snow Time and realize the anticipated benefits of the Snow Time Acquisition.

The Snow Time Acquisition involves the combination of the businesses of two companies that currently operate as independent companies.  Our management will be required to devote significant attention and resources to integrating our business practices and operations with those of Snow Time. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•	inability to successfully combine our business with the business of Snow Time in a manner that permits us to achieve the full synergies anticipated from the acquisition;
•

complexities associated with managing our business and the business of Snow Time, including the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate the two companies that may exceed anticipated costs.

Any of the difficulties listed above could adversely affect our ability to maintain relationships with resort visitors, suppliers, employees, lenders, and other constituencies or our ability to achieve the anticipated benefits of the Snow Time Acquisition.

Our actual financial and operating results after the Snow Time Acquisition could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize an increase in gross revenue and other synergies as a result of the proposed Snow Time Acquisition.  These expectations are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Snow Time’s business, which we do not currently control, and assumptions relating to the near-term prospects for our industry generally and the markets for Snow Time’s resorts in particular. Additional assumptions that we have made include, without limitation, the following:

•	projections of future revenues;
•	anticipated cost savings and other synergies associated with the Snow Time Acquisition;
•	our expected capital structure after the Snow Time Acquisition;
•	amount of goodwill and intangibles that will result from the Snow Time Acquisition;
•	the fair value of the assets acquired and liabilities assumed from Snow Time;
•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the Snow Time Acquisition;
•	acquisition related costs, including transaction costs payable to our financial, legal, and accounting advisors; and
•	other financial and strategic risks of the Snow Time Acquisition.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Snow Time, and we cannot provide assurances with respect to our ability to realize any cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, those discussed in this “Risk Factors” section and those relating to our business and industry as discussed in our filings with the SEC. Any failure to integrate Snow Time successfully and to realize the financial benefits we currently anticipate from the Snow Time Acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

The obligations and liabilities of Snow Time, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Snow Time to us.

Snow Time’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in Snow Time’s historical financial statements, may be greater than we have anticipated. The obligations and liabilities of Snow Time could have a material adverse effect on Snow Time’s value to us or on our business, financial condition, or results of operations. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Risks Relating to the Term Loan

We may not be able to refinance, extend or repay the Term Loan when it comes due, which would have a material adverse effect on our financial condition.

Under the Credit Agreement, we are required to repay the Term Loan debt in full within two years from the date of the Term Loan closing, subject to a one-year extension at our option. We anticipate that we will need to refinance the Term Loan debt in order to repay the Term Loan funds when they mature, which may include entering into a new credit facility or the issuance of debt or equity capital. If we are unable to repay the Term Loan debt at maturity, and we are otherwise unable to extend the maturity date or refinance this obligation, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay the Term Loan debt, or that we will be able to extend the maturity date or otherwise refinance this obligation. A default on the Term Loan would result in a default under existing credit agreements, and our lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets and may require us to seek bankruptcy protection.

Receipt of the Term Loan funds and issuance of additional Series A Preferred Stock significantly increases our leverage and further reduces the cash available, which may impair our flexibility to operate our business.

Receipt of the Term Loan significantly increased our already substantial debt. As a result, we face increased risk of default on our debt obligations and an increase in debt service requirements. We may also incur additional indebtedness in the future.

The amount of our outstanding debt and debt service obligations, as well as our increased Series A Preferred Stock dividend obligations may have significant, and potentially adverse, consequences to us and our stockholders, including:

•

impairing our ability to meet one or more of the financial covenants contained in our existing debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt;

•	limiting our ability to borrow money, dispose of assets, or fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations;
•	limiting our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or our business;
•	making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•	making us more vulnerable to downturns in the economy or our business;
•	requiring a substantial portion of our cash flow from operations to make debt service payments;
•	preventing us from taking advantage of business opportunities, including other resort acquisitions, as they arise; and
•	inhibiting our ability to pay cash dividends on our common stock, repurchase common stock or redeem Series A Preferred Stock.

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

Risks Related to Our Capital Structure and Ownership of our Common Stock

The issuance of shares of our Series A Preferred Stock to Cap 1 reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders and may adversely affect the market price of our common stock.

As holders of our Series A Preferred Stock are entitled to vote on an as-converted basis together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of 20,000 additional Series A Preferred Stock to Cap 1 further reduces the relative voting power of the holders of our common stock.  Upon closing the Snow Time Acquisition, Cap 1 and its affiliates hold approximately 37.9% of the voting power of the Company.  This significant voting power and ownership interest could adversely affect prevailing market prices of our common stock.  Furthermore, sales by holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Cap 1 may exercise significant influence over us and may be able to control us in the future.

Under the terms of the Series A Preferred Stock, the Series A Preferred Stock generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities.  The Amended and Restated Stockholders’ Agreement entered into with Cap 1 in connection with the Snow Time Acquisition provides that, so long as the Cap 1 beneficially owns, on an as-converted basis, at least 11.4% of the outstanding equity securities of the Company, Cap 1’s approval is required in order for the Company or any subsidiary to: i) materially change the nature of its business from owning, operating and managing ski resorts; or ii) acquire or dispose of any resorts, assets, or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries.

The Amended and Restated Stockholders’ Agreement further grants to Cap 1 the right to nominate a director so long as it beneficially owns, on an as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee.  Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Cap 1 may differ from the interests of our security holders as a whole or of our other directors.

Assuming the conversion of the Series A Preferred Stock and exercise of all warrants held by Cap 1 as of the Snow Time Acquisition closing, Cap 1 would own approximately 54% of the outstanding shares of our common stock.  Additional preemptive rights and rights of first offer in the documents governing the Series A Preferred Stock, Option Warrants, Financing Warrant and Extension Warrant may allow Cap 1 to maintain its ownership position upon the issuance of additional equity capital by the Company.  Holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock.  While obtaining 54% of the Company’s voting power would require Cap 1 to pay approximately $57.5 million in aggregate exercise prices ranging from $6.50 to $10.00 per share, Cap 1 may, in the future, have the ability to control the outcome of any matter submitted for the vote of the holders of our common stock.

Our Series A Preferred Stock has rights and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.

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

These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, common stock dividends and other general corporate purposes.  Our obligations to the holders of our Series A Preferred Stock could limit our ability to obtain additional financing or increase our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.  The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock.

The issuance of the Series A Preferred Stock, Option Warrants, Financing Warrant and Extension Warrant, and the Common Stock issuable upon conversion or exercise thereof, may impact the control of the Company. The existence of a single stockholder with this level of significant ownership percentage and director nomination rights may discourage or deter third parties from attempting to gain control of the Company, which could result in stockholders not being able to participate in any possible premiums which might be obtained in the absence of anti-takeover provisions.  Any transaction which may be so discouraged or avoided could be a transaction that the Company’s common stockholders might consider to be in their best interests.  However, the Board of Directors has a fiduciary duty to act in the best interests of the Company’s stockholders at all times.

Conversion and exercise of the securities issued in connection with the Snow Time Acquisition and Term Loan financing could result in the issuance of a significant amount of additional shares of our common stock, which could depress the trading price of the common stock.

Conversion of the Series A Preferred Stock and exercise of the Option Warrants, Financing Warrant and Extension Warrant, if granted, issued in connection with the Term Loan will result in the issuance of a significant amount of Peak Resorts common stock. The issuance of such a significant amount of our common stock could depress the trading price of the common stock.

The market price of our common stock may decline as a result of the Snow Time Acquisition or the issuance of additional securities to Cap 1.

We currently anticipate that the Snow Time Acquisition will be accretive to earnings per share, after factoring in synergies and excluding costs to achieve synergies and other one-time costs related to the Snow Time Acquisition.  This expectation is based on preliminary estimates that are subject to change and risks and uncertainties, as described in this Quarterly Report on Form 10-Q and elsewhere in the Company’s reports filed with the SEC.  We could also encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the Snow Time Acquisition, or be subject to other factors that affect preliminary estimates.  Any of these factors could cause a decrease in our earnings per share or decrease the expected accretive effect of the Snow Time Acquisition and contribute to a decrease in the price of our common stock.

In addition, we are unable to predict the potential effects of the issuance of the Series A Preferred Stock, Option Warrants, Financing Warrant and Extension Warrant, and the common stock underlying these securities, on the trading activity and market price of our common stock.  Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended October 31, 2018.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: December 12, 2018		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: December 12, 2018		Christopher J. Bub
Chief Financial Officer, Vice President and Secretary

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description

2.1

Stock Purchase Agreement by and among Scott Romberger, Bradley Leber, and Robert Black, trustees of the Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O Leah R. Naylor, Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O S. Chester Naylor, II, and Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O Sarah R. Naylor, as Sellers, and Peak Resorts, Inc., as Buyer, dated as of September 24, 2018 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on September 24, 2018 and incorporated herein by reference).

10.1	Form of Peak Resorts, Inc. Voting Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2018 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.