Form 10-Q
period 2019-01-31
Peak Resorts Inc
filed 2019-03-13
CIK 1517401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019.

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

As of March 11, 2019, 15,165,832 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	January 31,	April 30,
Assets	2019	2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$27,235	$23,091
Restricted cash	1,542	1,163
Income tax receivable	3,283	-
Accounts receivable	5,525	8,560
Inventory	4,713	1,971
Prepaid expenses and deposits	8,027	12,731
Total current assets	50,325	47,516

Property and equipment, net	293,209	204,095
Land held for development	38,652	37,634
Restricted cash, construction	-	12,175
Goodwill	16,659	4,382
Intangible assets, net	3,163	731
Other assets	1,601	1,797
Total assets	$403,609	$308,330

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$12,415
Current maturities of long-term debt	2,145	2,614
Accounts payable and accrued expenses	19,884	12,079
Accrued salaries, wages and related taxes and benefits	4,879	922
Unearned revenue	28,641	16,084
Current portion of deferred gain on sale/leaseback	333	333
Total current liabilities	68,297	44,447

Long-term debt, including related party
debt of $50,068 and $0, less current maturities	216,033	165,837
Deferred gain on sale/leaseback	2,262	2,512
Deferred income taxes	16,296	7,809
Other liabilities	852	504
Total liabilities	303,740	221,109

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized,
40,000 and 20,000 shares issued and outstanding	33,918	17,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares
authorized, 15,165,832 and 13,982,400 shares issued
and outstanding	152	140
Additional paid-in capital	96,491	86,631
Accumulated deficit	(30,692)	(16,951)
Total stockholders' equity	65,951	69,820
Total liabilities and stockholders' equity	$403,609	$308,330

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018

Net revenue	$83,977	$59,272	$98,968	$75,630

Operating expenses:
Resort operating costs	49,049	35,982	77,038	64,642
Depreciation and amortization	6,809	3,379	13,541	9,678
General and administrative	3,322	1,353	6,481	4,130
Real estate and other non-income taxes	888	579	2,180	1,734
Land and building rent	352	362	1,024	1,054
Restructuring and impairment charges	-	1,586	190	1,586
Income (loss) from operations	23,557	16,031	(1,486)	(7,194)

Other (expense) income:
Interest, net of amounts capitalized of
$18 and $516 in 2019 and $206
and $1,151 in 2018, respectively	(4,458)	(3,529)	(11,283)	(9,736)
Gain on sale/leaseback	84	84	250	250
Other income	22	28	69	117
	(4,352)	(3,417)	(10,964)	(9,369)

Income (loss) before income taxes	19,205	12,614	(12,450)	(16,563)
Income tax expense (benefit)	5,574	3,433	(3,283)	(8,235)
Net income (loss)	$13,631	$9,181	$(9,167)	$(8,328)

Less declaration and accretion of Series A preferred
stock dividends	(720)	(400)	(1,520)	(1,200)
Net income (loss) attributable to common shareholders	$12,911	$8,781	$(10,687)	$(9,528)

Basic earnings (loss) per common share	$0.86	$0.62	$(0.74)	$(0.68)

Diluted earnings (loss) per common share	$0.66	$0.53	$(0.74)	$(0.68)

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

Cash dividends declared per preferred share	$20.00	$20.00	$60.00	$40.00

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months ended October 31,
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,167)	$(8,328)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment
and intangibles	13,541	9,678
Amortization of deferred financing costs	884	754
Loss on disposal of fixed assets	424	-
Stock based compensation	132	205
Amortization of original issue premium	(6)	-
Amortization of other liabilities	(27)	(27)
Gain on sale/leaseback	(250)	(250)
Non-cash impairment loss	-	1,586
Deferred income tax	-	(10,447)
Changes in operating assets and liabilities:
Income tax receivable	(3,283)	-
Accounts receivable	3,550	(884)
Inventory	(1,773)	(1,181)
Prepaid expenses and deposits	5,809	(8,090)
Other assets	196	(27)
Accounts payable and accrued expenses	2,763	5,896
Accrued salaries, wages and related taxes and benefits	3,298	1,425
Unearned revenue	7,058	4,898
Net cash provided by (used in) operating activities	23,149	(4,792)

Cash flows from investing activities:
Business combination, net of cash acquired of $1,026 and $0	(65,667)	-
Additions to property and equipment	(28,461)	(26,664)
Additions to land held for development	(18)	(24)
Net cash used in investing activities	(94,146)	(26,688)

Cash flows from financing activities:
Borrowings on long-term debt	50,174	102
Proceeds from issuance of preferred stock	16,197	-
Proceeds from issuance of stock warrants	3,730	-
Distributions to stockholders	(4,137)	(3,737)
Payments on long-term debt and capital lease obligations	(1,796)	(13,217)
Payment of deferred financing costs	(823)	(138)
Payments on lines of credit	-	(4,500)
Borrowings on lines of credit	-	12,375

Net cash provided by (used in) financing activities	63,345	(9,115)

Net decrease in cash, cash equivalents
and restricted cash	(7,652)	(40,595)
Cash, cash equivalents, and restricted cash, beginning of period	36,429	78,478
Cash, cash equivalents, and restricted cash, end of period	$28,777	$37,883

Supplemental cash flow information:
Cash paid interest, including amounts prepaid
of $3,392 and $3,341, respectively.	$5,402	$13,431

Supplemental disclosure of noncash investing
and financing activities:
Capital lease agreements to acquire equipment	$1,294	$-
Assets under construction included in accounts payable	$796	$-
Reclassification of EB-5 funds from escrow to long term debt	$-	$500
Accretive dividends - Series A preferred stock	$320	$400
Accrued dividends, common and preferred	$1,379	$1,379

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows.  The results for the three and nine months ended January 31, 2019 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2018, filed with the Securities and Exchange Commission.

Nature of Business

The Company is a leading owner and operator of high-quality, individually branded ski resorts in the U.S. and, as of January 31, 2019, operated 17 ski resorts primarily located in the Northeast, Mid-Atlantic and Midwest United States, 16 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Baltimore, Washington D.C., Cleveland and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 2,200 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip lines, mountain coasters, mountain biking, hiking and other summer activities. The Company operates in a single business segment—ski resort operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Peak Resorts, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. On November 21, 2018, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Snow Time, Inc. (“Snow Time”) for consideration of cash and shares of the Company’s common stock. See Note 3 for a description of the consideration and acquisition terms. These financial statements reflect the activity of Snow Time for the period since its acquisition.

Dividends

The declaration and payment of future dividends to holders of the Company’s common stock will be at the sole discretion of the Company’s board of directors, and will depend on many factors, including the Company’s actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in the Company’s outstanding debt agreements, preference of the Company’s Series A Preferred Stock, economic conditions and other factors that could differ materially from the Company’s current expectations.

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

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the same such amounts shown in the consolidated statements of cash flow:

	January 31,
	2019	2018
Cash and cash equivalents	$27,235	$19,086
Restricted cash	1,542	1,338
Restricted cash, construction	-	17,459
Total cash, cash equivalents, and restricted
cash, end of period	$28,777	$37,883

D

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements. While the Company expects the pattern of expense for leases it currently classifies as operating will be similar under the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of January 31, 2019, future minimum lease payments under operating leases was approximately $13,019.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.   The Company expects to adopt this ASU using the modified retrospective approach and does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Note 3. The Snow Time Acquisition

On November 21, 2018, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Snow Time pursuant to the Stock Purchase Agreement (the “Purchase Agreement”) entered into with the stockholders of Snow Time (the “Sellers”), dated as of September 24, 2018 (the  “Snow Time Acquisition). Consideration for the Snow Time Acquisition totaled $71,643, which consisted of $65,667 in cash, net of cash acquired of $1,026, and 1,183,432 shares of common stock with a value of $5,976 based on the Company’s closing stock price on the day the transaction closed. The number of shares issued to the Sellers was determined pursuant to the Purchase Agreement, which provided that the Sellers had the right to receive $6,000 of common stock as determined using the average closing price of the common stock for the 20 trading days immediately preceding the closing, which was $5.07. The Company acquired Snow Time in order to expand its portfolio of resorts. See Note 5 for a description of the financing for the Snow Time Acquisition.

Snow Time’s resort properties include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities. Net revenue and earnings before income tax from the resorts acquired in the Snow Time Acquisition of $18,984 and $3,266, respectively, was included in the condensed consolidated statements of operations for three and nine months ended January 31, 2019.

Purchase price allocation

The following table summarizes the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed in the Snow Time Acquisition as of November 21, 2018. The Company is in the process of completing various valuation studies which, when completed, may impact the estimated fair value of property and equipment, identifiable intangible assets, goodwill, unearned revenue, deferred taxes, and other assets and liabilities.

Tangible assets and liabilities:
Accounts receivable	$515
Inventories	969
Property and equipment	72,670
Land held for development	1,000
Other current assets	1,105
Accounts payable and accrued expenses	(4,473)
Accrued salaries, wages and related taxes and benefits	(659)
Unearned revenue	(5,499)
Deferred income taxes	(8,487)
Other long-term liabilities	(300)
Intangible assets:
Identifiable intangible asset	2,525
Goodwill	12,277
Total preliminary purchase price allocation	$71,643

Goodwill and Identifiable Intangible Assets

As of the date of these unaudited interim condensed consolidated financial statements, the Company has not completed certain valuation studies necessary to estimate the value of identifiable intangibles assets. Accordingly, the Company has established provisional values for the identifiable intangible assets which may be revised as the valuation studies are completed. The actual value of the identifiable intangible assets may differ from the provisional values, and the differences may be material. Identifiable intangible assets acquired include Snow Time’s customer relationships, trade names, liquor licenses, and water and land use agreements; and provisional values established for these items were $944,  $689,  $490 and $402, respectively. The liquor licenses and certain of the water rights agreements are considered indefinite lived intangible assets, and the provisional estimated useful lives of the customer lists, trade names and the remaining favorable agreements are 5 years, 15 years and 11 years, respectively. The Company expects the valuation studies will be completed during the fourth quarter of fiscal 2019.

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Based upon the preliminary estimated fair value of the net tangible assets acquired and the provisional values of the identifiable intangible assets acquired, the goodwill recognized in the Snow Time Acquisition was $12,131, and represents the value of the assembled workforce, the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits. Approximately $646 of the goodwill is expected to be deductible for income tax purposes.

The Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of January 31, 2019 and April 30, 2018.

	January 31, 2019			April 30, 2018
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value

Trade name	$1,457	$166	$1,291	$768	$120	$648
Customer relationships	1,041	50	991	97	14	83
Water rights agreements	132	11	121	-	-	-
Total finite	2,630	227	2,403	865	134	731
Liquor licenses	490	-	490	-	-	-
Water and land use agreements	270	-	270	-	-	-
Total indefinite	760	-	760	-	-	-
	$3,390	$227	$3,163	$865	$134	$731

	Nine months ended January 31, 2019
	Beginning Balance	Additions	Ending Balance
Goodwill	$4,825	$12,277	$17,102
Accumulated impairment losses	(443)	-	(443)
	$4,382	$12,277	$16,659

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Peak Resorts, Inc. and Snow Time for the three and nine months ended January 31, 2019 and 2018, as if the Snow Time Acquisition had been completed on May 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Snow Time Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma revenues and earnings of the combined companies:

	Three months ended		Nine months ended
	January 31,		January 31,
	2019	2018	2019	2018
Net revenue	$84,665	$83,607	$107,069	$107,414
Income (loss) before income taxes	$17,800	$19,876	$(24,633)	$(18,685)

The pro forma net income was adjusted to give effect to pro forma events which are directly attributable to the Snow Time Acquisition. Adjustments to the pro forma net income for the three months ended January 31, 2019 included: i) the exclusion of $295 of acquisition-related costs incurred by Peak Resorts, Inc, ii) the addition of interest and financing cost amortization of $213 and iii) the reduction of $211 of net expense related to fair value adjustments to acquisition-date net assets acquired. Adjustments to the pro forma net income for the three months ended January 31, 2018 included the addition of interest and financing cost amortization of $971 and the reduction of $211 of net expense related to fair value adjustments to acquisition-date net assets acquired. Adjustments to the pro forma net income for the nine months ended January 31, 2019 included: i) the exclusion of $626 and $29 of acquisition-related costs incurred by Peak Resorts, Inc. and Snow Time, respectively, ii) the addition of interest and financing cost amortization of $2,171 and iii) the reduction of $349 of net expense related to fair value adjustments to acquisition-date net assets acquired. Adjustments to the pro forma net income for the nine months ended January 31, 2018 included the addition of interest and financing cost amortization of $2,913 and the reduction of $285 of net expense related to fair value adjustments to acquisition-date net assets acquired.

Transaction Costs

During the three and nine months ended January 31, 2019, the Company incurred $295 and $626, respectively, of acquisition related costs which have been included in general and administrative costs in the condensed consolidated statements of operations.

Note 4. Income Taxes

The Company’s effective income tax rates were 29.1% and 26.4% for the three and nine months ended January 31, 2019, respectively. The 2019 effective rates give effect to the expected operating results of the resort properties acquired in the Snow Time Acquisition and the discrete tax effects of non-deductible costs incurred in connection with that acquisition. The November 2018 acquisition of the Snow Time resort properties will result in the inclusion of their operating results only for the ski season, the profitable period of their annual operations.

Income tax receivable of $3,283 as of January 31, 2019, is a result of the expected tax rate for the Company’s fiscal year ending April 30, 2019, applied to its loss before income tax for the nine months ended January 31, 2019. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters.

The 2018 tax rates reflect the enactment of the Tax Cuts and Job Act of 2017, which made broad changes to the federal tax code, including permanent reduction of the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.   As the Company is a calendar year taxpayer, the income tax benefit for the nine months ended January 31, 2018 reflects the application of expiring tax rates through December 31, 2017 and the then newly enacted tax rates for the period after that date. This resulted in effective tax rates of 27.2% and 49.7% for the three and nine months ended January 31, 2018, respectively. The disproportionate appearance of the effective tax rate is a result of the seasonality of the Company’s earnings. In addition, the income tax benefit of $8,235 for the nine months ended January 31, 2018, included a discrete benefit of $124 resulting from re-measurement of deferred tax assets and liabilities as of December 31, 2017, based on the lower, newly enacted rates at which they were expected to reverse.

Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized, and a valuation allowance would be provided if necessary.

In connection with the acquisition of Snow Time, the Company recognized $8,487 of deferred tax liabilities as a result of the difference in the tax basis and estimated fair values of the net assets acquired. The tax effect of significant temporary differences representing deferred tax assets and liabilities at January 31, 2019 and April 30, 2018, are as follows:

	January 31,	April 30,
	2019	2018
Deferred tax assets:
Deferred gain on sale/leaseback	$598	$598
Accrued compensation	226	226
Unearned revenue	637	637
Net operating loss carryforwards	7,028	7,028
	8,489	8,489
Valuation allowance	(350)	(350)
	8,139	8,139
Deferred tax liabilities:
Property and equipment	(23,621)	(15,948)
Intangible assets	(587)	-
Prepaid expenses	(128)	-
Unearned revenue	(99)	-
	(24,435)	(15,948)
	$(16,296)	$(7,809)

The Company does not have any material uncertain tax positions.

Note 5. Property and Equipment

The composition of property and equipment is as follows:

	January 31,	April 30,
	2019	2018
Land and improvements	$70,488	$54,785
Buildings and improvements	149,020	75,321
Equipment, furniture and fixtures	196,765	175,532
Construction in progress	8,692	16,787
	424,965	322,425
Less: accumulated depreciation and amortization	131,756	118,330
	$293,209	$204,095

Property and equipment balances as of January 31, 2019, reflect the preliminary estimate of the fair value of  property and equipment acquired from Snow Time.

Note 6. Credit Facilities, Long‑term Debt and Preferred Stock Issuance

The composition of long-term debt is as follows:

	January 31,	April 30,
	2019	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020	50,068	-
Wildcat Mountain Note due 2020	3,081	3,231
Capital Leases	2,394	2,426
Other borrowings	964	1,184
Less: Unamortized debt issuance costs	(4,491)	(4,552)
	218,178	168,451
Less: Current maturities	(2,145)	(2,614)
	$216,033	$165,837

Term Loan due 2020

The Company financed part of the cash consideration paid in the Snow Time Acquisition with a $50,000 senior secured term loan (the “Term Loan”) from Cap 1 LLC (“Cap 1”) pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 (the “Credit Agreement”). Amounts due under the Term Loan are referred to in the table above as the “Term Loan due 2020.”

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

During the three and nine months ended January 31, 2019, the Company paid Cap 1 $386 of interest related to the Term Loan. As of January 31, 2019, $290 of interest was accrued and payable to Cap 1 related to the Term loan.

Issuance of Preferred Stock and Option Warrants

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

The rights and preferences of the Series A Preferred Stock include, among other things, the following:

Seniority. The Series A Preferred Stock generally rank, with respect to liquidation, dividends and redemption, i) senior to common stock and to any other junior capital stock; ii) on parity with any parity capital stock; iii) junior to any senior capital stock; and iv) junior to all of the Company’s existing and future indebtedness (as defined). Until the earlier of the date that no Series A Stock remains outstanding and January 1, 2027, the Company is prohibited from paying cash dividends on common stock if there are accrued and unpaid dividends with respect to the Series A Preferred Stock.

Dividend Rights.  From and after the date that is nine months from the date of issuance, cumulative dividends accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or ii) repurchase common stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase.  The Company may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

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

Conversion. Upon the earlier of a change of control or the nine-month anniversary of the date of issuance, the holders of the Series A Preferred Stock have the right to convert the Series A Preferred Stock into shares of common stock equal to the number of shares to be converted, times the liquidation value, divided by the conversion price and receive in cash all accrued and unpaid dividends. The initial conversion price per share is $6.29, subject to adjustment pursuant to the terms of the Certificate of Designation. Holders of the Series A Preferred Stock also have basic anti-dilution rights.

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

Also on November 21, 2018, in connection with the closing of the Term Loan and the Snow Time Acquisition, the Company, Cap 1 and Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (the “Management Stockholders”) entered into the Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”) which added the new shares of Series A Preferred Stock, Option Warrants, Financing Warrant and Extension Warrant, and the shares of Common Stock underlying such securities, to the scope of Stockholders’ Agreement entered into by the parties in 2016. The Stockholders’ Agreement otherwise remains unchanged and  i) provides Cap 1 a right to nominate a director to sit on the Company’s board of directors so long as Cap 1 beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, ii) restricts transfers of the Company’s securities by Cap 1 and the Management Stockholders, iii) provides Cap 1 with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders, iv) grants Cap 1 preemptive rights with respect to future issuances of securities, and v) requires Cap 1’s approval, so long as it meets certain ownership requirements (as defined), in order for the Company to a) materially change the nature of its business or b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value (as defined) of the Company and its subsidiaries.

Valuation of Term Loan, Preferred Stock and Stock Warrants

The Company accounts for stock warrants as either equity or liability awards based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance with no further adjustments to their valuations made. When multiple financial instruments are issued in conjunction with other financial instruments, the amounts recognized for each instrument is recorded based on the proceeds received allocated to each instrument based on its relative fair value. The aggregate $70,000 received as consideration for the Term Loan due 2020, the additional 20,000 shares of Series A Preferred Stock and the associated common stock warrants have been allocated in the amount of $50,073,  $16,197, and $3,730, respectively. The difference between the face amount of the Term Loan due 2020 and its fair value has been recorded as an original issue premium and will be amortized to interest expense over its term. No value has been assigned to the Extension Warrant as it was not issued.

Royal Banks of Missouri Credit Facility

In addition to the credit facilities listed above, the Company maintains a $10,000 working capital line of credit and a $15,000 acquisition line of credit with Royal Banks of Missouri pursuant to a credit agreement that was renewed by the Company and Royal Banks of Missouri on December 27, 2018 (the “Royal Banks Credit Facility”). The Royal Banks Credit Facility expires on December 27, 2019.

As of January 31, 2019, nothing was outstanding under the working capital line of credit and $12,415 was outstanding under the acquisition line of credit, and $10,000 and $2,585 was unused and available under the lines of credit, respectively.

As of January 31, 2019, the Company was in compliance will all debt covenants under its various credit facility and debt agreements.

Note 7. Concentrations of Credit Risk and Fair Value Measurements

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

The estimated fair values of the Company’s debt instruments and preferred stock as of January 31, 2019, is as follows:

	January 31, 2019
	Fair Value	Carrying Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$98,502	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	16,982	21,000	Long-term debt, less current maturities
Term Loan due 2020	50,000	50,068	Long-term debt, less current maturities
EB-5 Development Notes due 2021	43,068	52,000	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	2,976	3,081	Long-term debt, including current maturities
Capital leases and other borrowings	3,358	3,358	Long-term debt, including current maturities
Series A Preferred Stock	29,613	33,918	Series A preferred stock

The Company estimated the fair value of the EPR Secured Notes, Term Note due 2020, EB-5 Development Notes and Wildcat Mountain Note using a discounted cash flow approach and Level 2 inputs, including market borrowing yields for instruments of similar maturities and Level 3 inputs, including the Company’s credit rating. The Company estimated the fair value of the Series A Preferred Stock using Level 2 inputs, including market yields for similar instruments. The Company estimated the fair value of capital leases and other borrowings to approximate their carrying value.

Note 8. Commitments and Contingencies

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

Note 9. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three and nine months ended January 31, 2019 in the amounts of $25 and $132, respectively; and for the three and nine months ended January 31, 2018 in the amounts of $48 and $205, respectively.

Restricted Stock Units

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the Company granted 36,195 restricted stock units (“RSUs”) during the nine months ended January 31, 2019, with a weighted-average grant date fair value per unit of $5.18; and granted 43,600 RSUs during the nine months ended January 31, 2018, with a weighted-average grant date fair value per unit of $4.30. The 2014 Plan requires that whenever the Company pays a cash dividend on its common shares it also pay an equivalent dividend in the form of RSUs on any RSUs outstanding as of the dividend date. During the nine months ended January 31, 2019 and 2018, the Company issued 6,672 RSUs and 4,644 RSUs, respectively, as payment of dividends on outstanding RSUs. As of January 31, 2019, 189,647 RSUs were outstanding, of which 152,958 were vested.

Note 10. Earnings (Loss) Per share

The computation of basic and diluted loss per share for the three and nine months ended January 31, 2019 and 2018 is as follows:

	Three Months ended January 31,		Nine Months ended January 31,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Net income (loss) attributable to common
shareholders (numerator)	$12,911	$8,781	$(10,687)	$(9,528)

Weighted average number of shares outstanding:
Common stock	14,908,564	13,982,400	14,291,121	13,982,400
Vested restricted stock units	152,706	99,885	126,035	67,807
Basic average shares outstanding (denominator)	15,061,270	14,082,285	14,417,156	14,050,207

Basic earnings (loss) per common share	$0.86	$0.62	$(0.74)	$(0.68)

Diluted earnings (loss) per share:
Net income (loss) attributable to common shareholders	12,911	8,781	(10,687)	(9,528)
Effect of 2016 issued Series A preferred stock dividends
on numerator	400	400	-	-
Effect of 2018 issued Series A preferred stock dividends
on numerator	320	-	-	-
Numerator for diluted earnings per share calculation	$13,631	$9,181	$(10,687)	$(9,528)

Basic average shares outstanding	15,061,270	14,082,285	14,417,156	14,050,207
Dilutive effect of conversion of preferred stock (2016 issue)	3,179,650	3,179,650	-	-
Dilutive effect of conversion of preferred stock (2018 issue)	2,488,422	-	-	-
Dilutive effect of unvested restricted stock units	36,195	43,600	-	-
Diluted average shares outstanding (denominator)	20,765,537	17,305,535	14,417,156	14,050,207

Diluted earnings (loss) per common share	$0.66	$0.53	$(0.74)	$(0.68)

The Company’s outstanding unvested RSUs as of January 31, 2019 and 2018, respectively, have been excluded from the calculations of diluted earnings per share for the nine-month periods then ended because their impact would be anti-dilutive. In addition, the effect of the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), issued in November 2016, has been excluded from the calculation of diluted earnings per share for the nine months ended January 31, 2019 and 2018, because the impact would be antidilutive.  Additionally, the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), issued in November 2018, has been excluded from the calculation of diluted earnings per share for the nine months ended January 31, 2019, because the impact would be antidilutive. In addition, warrants to purchase shares of common stock have been excluded from the calculation of diluted earnings per share for the three and nine months ended January 31, 2019 and 2018, because the impact would be anti-dilutive.

Note 11. Restructuring and Impairment

As of April 30, 2018, the Company closed a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort and terminated a related rental management agreement (the “Attitash Hotel Closure”).  For the three and nine months ended January 31, 2019, the Company incurred restructuring charges of $0 and $190, respectively, in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility until the date of its disposal in August 2018.

Total costs through January 31, 2019, associated with the Attitash Hotel Closure include $1,586 of asset impairment charges, $36 of severance expense and $260 of other costs. As of January 31, 2019, the Company expects it will not incur future additional charges related to the Attitash Hotel Closure.

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

Recent Events - The Snow Time Acquisition and Related Financing

The Snow Time Acquisition

On November 21, 2018, we completed our acquisition of all of the issued and outstanding shares of common stock of Snow Time pursuant to the Stock Purchase Agreement (the “Purchase Agreement”) entered into with the stockholders of Snow Time (the “Sellers”), dated as of September 24, 2018 (the  “Snow Time Acquisition ). Consideration for the Snow Time Acquisition totaled $71.6 million, which consisted of $66.7 million in cash, net of cash acquired of $1.0 million, and 1,183,432 shares of common stock with a value of $6.0 million based on the Company’s closing stock price on the day the transaction closed. The number of shares issued to the Sellers was determined pursuant to the Purchase Agreement, which provided that the Sellers had the right to receive $6.0 million of common stock as determined using the average closing price of the common stock for the 20 trading days immediately preceding the closing, which was $5.07. We acquired Snow Time in order to expand our portfolio of resorts.

Snow Time’s resort properties include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities.

Term Loan Financing

We financed part of the cash consideration paid in the Snow Time Acquisition with a $50.0 million senior secured term loan (the “Term Loan”) from Cap 1 LLC (“Cap 1”) pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 (the “Credit Agreement”).

The Term Loan has an initial term of two years and bears interest at 6.95%, payable quarterly, subject to a 2.0% increase upon an event of default. The Term Loan is secured by all real property on which the Snow Time resorts are located and improvements thereon.  Amounts due under the Term Loan may be prepaid without penalty.

The Term Loan matures on November 30, 2020 and may be extended for an additional one-year period at our option, so long as no event of default has occurred. If extended, we have agreed to issue Cap 1 a warrant to purchase 666,667 shares of common stock, exercisable immediately from the issuance date and for up to ten years from the date of issuance, at $7.50 per share (the “Extension Warrant”). The Extension Warrant was not issued upon closing the Term Loan and will only be issued if we exercise the one-year Term Loan extension right.

As consideration for the Term Loan and in lieu of fees, we also issued Cap 1 a warrant to purchase 1,750,000 shares of common stock at $10.00 per share, which is exercisable immediately and expires ten years from the date of issuance (the “Financing Warrant”).

Issuance of Preferred Stock

As a condition to the funding of the Term Loan, and for aggregate consideration of $20.0 million, we exercised our existing option (the “Cap 1 Option”) to issue to Cap 1 an additional 20,000 shares of Series A Cumulative

Convertible Preferred Stock (the “Series A Preferred Stock”), along with additional warrants (the “Option Warrants”) to purchase shares of common stock  that expire 12 years from the date of issuance, as follows: i) 1,538,462 shares of common stock at $6.50 per share; ii) 625,000 shares of common stock at $8.00 per share; and iii) 555,556 shares of common stock at $9.00 per share.  The Cap 1 Option is provided for in the terms of the Securities Purchase Agreement between the Company and Cap 1, dated as of August 22, 2016, entered into in connection with the issuance of the initial 20,000 shares of Series A Preferred Stock and accompanying warrants to Cap 1 in November 2016. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Snow Time Acquisition purchase price.

The exercise prices of the Option Warrants must be paid in cash. At our option, the exercise price of the Financing Warrant may be paid in whole or in part in cash or settled through a cashless exercise.

The rights and preferences of the Series A Preferred Stock include, among other things, the following:

Seniority. The Series A Preferred Stock generally rank, with respect to liquidation, dividends and redemption, i) senior to common stock and to any other junior capital stock; ii) on parity with any parity capital stock; iii) junior to any senior capital stock; and iv) junior to all of our existing and future indebtedness (as defined). Until the earlier of the date that no Series A Stock remains outstanding and January 1, 2027, we are prohibited from paying cash dividends on common stock if there are accrued and unpaid dividends with respect to the Series A Preferred Stock.

Dividend Rights.  From and after the date that is nine months from the date of issuance, cumulative dividends accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or ii) repurchase common stock held by our employees or consultants upon termination of their employment or services pursuant to agreements providing for such repurchase.  We may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

Liquidation.  In the event of any liquidation (as defined), dissolution or winding up of our company, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of our company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, and subject to the rights of any parity or senior securities, an amount in cash equal to $1,000 per share plus all unpaid accrued and accumulated dividends.

Redemption. The Series A Preferred Stock is subject to redemption at our option at a price of $1,250 per share, plus all unpaid accrued and accumulated dividends, at any time on or after the third anniversary of the issuance of the Series A Preferred Stock that the average closing price of our common stock on the 30 trading days preceding notice of the exercise of the redemption right is greater than $8.18.

Conversion. Upon the earlier of a change of control or the nine-month anniversary of the date of issuance, the holders of the Series A Preferred Stock have the right to convert the Series A Preferred Stock into shares of common stock equal to the number of shares to be converted, times the liquidation value, divided by the conversion price and receive in cash all accrued and unpaid dividends. The initial conversion price per share is $6.29, subject to adjustment pursuant to the terms of the Certificate of Designation. Holders of the Series A Preferred Stock also have basic anti-dilution rights.

Voting Rights. Each holder of Series A Preferred Stock shall be entitled to vote, on an as-converted basis, with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of our company.

We entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the Series A Preferred Stock, Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant.

Stockholders’ Agreement

On November 21, 2018, in connection with the closing of the Term Loan and the Snow Time Acquisition, our company, Cap 1 and Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch (the “Management Stockholders”) entered into the Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”) which added the new shares of Series A Preferred Stock, Option Warrants, Financing Warrant and Extension Warrant, and the shares of Common Stock underlying such securities, to the scope of Stockholders’ Agreement entered into by the parties in 2016. The Stockholders’ Agreement otherwise remains unchanged and  i) provides Cap 1 a right to nominate a director to sit on the Company’s board of directors so long as Cap 1 beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, ii) restricts transfers of the Company’s securities by Cap 1 and the Management Stockholders, iii) provides Cap 1 with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders, iv) grants Cap 1 preemptive rights with respect to future issuances of securities, and v) requires Cap 1’s approval, so long as it meets certain ownership requirements (as defined), in order for the Company to a) materially change the nature of its business or b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value (as defined) of the Company and its subsidiaries.

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

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first nine months of fiscal 2019 we completed capital improvement projects at our Hunter Mountain and Mount Snow resorts, and continued to move forward with a project at our Hidden Valley resort.

•

At Hunter Mountain, we completed the Hunter North expansion project to increase the resort’s skiable acreage by approximately 25% and add automated snowmaking, a six-passenger detachable high-speed chair lift and parking area.

•

At Mount Snow, we completed construction on the Carinthia Ski Lodge project. The Carinthia Ski Lodge project includes the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which includes i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals.

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

Results of Operations

Three Months Ended January 31, 2019, Compared with the Three Months ended January 31, 2018

The following table presents our condensed unaudited consolidated statements of operations for the three months ended January 31, 2019 and 2018 (dollars in thousands):

	Three months ended January 31,
	2019	2018	$ change	% change

Revenues:
Lift and tubing tickets	$45,252	$31,398	$13,854	44.1%
Food and beverage	13,460	9,248	4,212	45.5%
Equipment rental	7,438	6,264	1,174	18.7%
Ski instruction	7,512	4,866	2,646	54.4%
Hotel/lodging	2,986	2,782	204	7.3%
Retail	5,117	3,566	1,551	43.5%
Other	2,212	1,148	1,064	92.7%
	83,977	59,272	24,705	41.7%
Costs and Expenses:
Resort operating costs:
Labor and labor related expenses	24,152	18,779	5,373	28.6%
Retail and food and beverage cost of sales	6,812	5,271	1,541	29.2%
Power and utilities	5,786	3,809	1,977	51.9%
Other	12,299	8,123	4,176	51.4%
	49,049	35,982	13,067	36.3%

Depreciation and amortization	6,809	3,379	3,430	101.5%
General and administrative expenses	3,322	1,353	1,969	145.5%
Real estate and other non-income taxes	888	579	309	53.4%
Land and building rent	352	362	(10)	-2.8%
Impairment loss	-	1,586	(1,586)	-100.0%
	60,420	43,241	17,179	39.7%
Income from operations	23,557	16,031	7,526	46.9%

Other (expense) income:
Interest, net of interest capitalized of $18 and $206 in 2019 and 2018, respectively	(4,458)	(3,529)	(929)	26.3%
Gain on sale/leaseback	84	84	-	0.0%
Other income	22	28	(6)	-21.4%
	(4,352)	(3,417)	(935)	27.4%

Income before income taxes	19,205	12,614	6,591	52.3%
Income tax expense	5,574	3,433	2,141	62.4%
Net income	$13,631	$9,181	$4,450	48.5%
Reported EBITDA	$30,661	$20,996	$9,665	46.0%

Net Revenue. Net revenue increased by $24.7 million, or 41.7%, for the three months ended January 31, 2019, compared with the three months ended January 31, 2018. The increase is primarily attributable to i) $19.0 million of revenue associated with the resort properties acquired in the Snow Time Acquisition and ii) a $5.6 million increase in revenues at legacy Peak Resorts properties. The increased revenues at legacy Peak Resorts properties  are primarily attributable to an earlier opening of our 2018/2019 ski season at the majority of our resorts and favorable weather conditions which increased skier visits, partially offset by reduced lodging and food and beverage sales at our Attitash resort as a result of our decision to cease operations of a hotel/restaurant facility as of the beginning of fiscal year 2019 (the “Attitash Hotel Closure”).

Resort Operating Costs. Resort operating costs increased $13.1 million, or 36.3%, for the three months ended January 31, 2019, compared with the same period in the prior year. The increase is primarily attributable to i) $11.2 million of resort operating costs associated with the resort properties acquired in the Snow Time Acquisition and ii) a $1.9 million increase in resort operating costs at legacy Peak Resorts properties. The increased operating costs at legacy Peak Resorts properties are primarily attributable to i) increased power and utility costs a result of a greater number of operating days as well as increased electric transmission charges associated with two of our Pennsylvania resorts, and ii) increased costs of goods sold associated with higher retail and food and beverage sales, partially offset by a decrease in labor costs associated with i) the Attitash Hotel Closure and iii) our ongoing efforts to manage staffing levels at our resorts.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $3.4 million, or 101.5%, to $6.8 million, primarily as a result of i) additional depreciable assets added during the third quarter of fiscal 2019, including property and equipment acquired from Snow Time and the Hunter Mountain expansion project and Carinthia Ski Lodge project assets, and ii) additional amortizing intangible assets added during the third quarter of fiscal 2019 as a result of the Snow Time Acquisition.

General and Administrative Costs. General and administrative expenses of approximately $3.3 million for the three months ended January 31, 2019, increased by approximately $2.0 million, or 145.5%, primarily as a result of  i) a $0.7 million increase in performance-based incentive compensation, ii) a $0.4 million loss on the disposal of property and equipment,  and iii) $0.3 million of professional fees and other costs associated with the Snow Time Acquisition.

Real Estate and Other Non-Income Taxes. Real estate and other non-income taxes of $0.9 million for the three months ended January 31, 2019, increased by approximately $0.3 million, or 53.4%, as compared to the $0.6 million of real estate and other non-income taxes for the same period in fiscal 2018. The increase is a result of  approximately $0.2 million real estate taxes associated with the resort properties acquired in the Snow Time Acquisition as well as rate increases and higher assessed values at certain legacy Peak Resorts properties.

Restructuring and Impairment Charges. During the third quarter of fiscal 2018, we recognized a $1.6 million asset impairment charge upon our decision to cease operations of the hotel facility at our Attitash resort.

Interest, Net. Net interest expense of $4.5 million for the three months ended January 31, 2019, increased by $0.9 million, or 26.3%, as compared to the $3.5 million of net interest expense for the three months ended January 31, 2018. The increase in net interest expense relates primarily to i) approximately $0.6 million of interest on the $50 million Term Loan due 2020 which began accruing during the quarter, ii) a $0.2 million decrease in the amount of capitalized interest during the third quarter of fiscal 2019, as compared to the same quarter in fiscal 2018, and iii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax expense increased $2.1 million, or 62.4%, to $5.6 million for the three months ended January 31, 2019 as compared with the three months ended January 31, 2018, as a result of an increase in our effective tax rate applied to a larger earnings before income taxes. Our effective income tax rates were 27.8% and 27.2% for the three months ended January 31, 2019 and 2018, respectively. The November 2018 acquisition of the Snow Time resort properties will result in the inclusion of their operating results only for the ski season, the profitable period of their annual operations. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.

Reported EBITDA. We have specifically chosen to include “Reported EBITDA” (which we define as net income (loss) before interest, income taxes, depreciation, amortization, gain on sale/leaseback, other income and expense and other non-recurring items) as a measurement of our results of operations because we consider this measurement to be a significant indication of our financial performance and available capital resources.  Because of large depreciation and other charges relating to our ski resorts operations, it is difficult for management to fully and accurately evaluate our financial results and available capital resources using net income alone. In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

The items we exclude from net income (loss) to arrive at Reported EBITDA are significant components for understanding and assessing our financial performance and liquidity. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income (loss), net change in cash and cash equivalents or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance or liquidity. Because Reported EBITDA is not a measurement determined in accordance with U. S. GAAP and is susceptible to varying calculations, Reported EBITDA, as presented, may not be comparable to other similarly titled measures of other companies, limiting its usefulness as a comparative measure.

Reconciliations of net income to EBITDA for the three months ended January 31, 2019 and 2018, were as follows (dollars in thousands):

	Three months ended
	January 31,
	2019	2018

Net income	$13,631	$9,181
Income tax expense	5,574	3,433
Interest expense, net	4,458	3,529
Depreciation and amortization	6,809	3,379
Impairment loss	-	1,586
Acquisition related costs	295	-
Other income	(22)	(28)
Gain on sale/leaseback	(84)	(84)
Reported EBITDA	$30,661	$20,996

Reported EBITDA increased by $9.7 million, or 46.0%, for the three months ended January 31, 2019, as compared with the same period in the prior year, primarily as a result of i) approximately $7.7 million of Reported EBITDA associated with the resort properties acquired in the Snow Time Acquisition, and ii)  increased revenue offset by lower relative operating expenses on legacy Peak Resorts.

Nine Months Ended January 31, 2019, Compared with the Nine Months ended January 31, 2018

The following table presents our unaudited condensed consolidated statements of operations for the nine months ended January 31, 2019 and 2018 (dollars in thousands):

	Nine months ended January 31,
	2019	2018	$ change	% change

Revenues:
Lift and tubing tickets	$45,372	$31,398	$13,974	44.5%
Food and beverage	18,852	14,813	4,039	27.3%
Equipment rental	7,442	6,264	1,178	18.8%
Ski instruction	7,539	4,866	2,673	54.9%
Hotel/lodging	5,874	6,637	(763)	-11.5%
Retail	5,855	4,236	1,619	38.2%
Summer activities	4,436	4,459	(23)	-0.5%
Other	3,598	2,957	641	21.7%
	98,968	75,630	23,338	30.9%
Costs and Expenses:
Resort operating costs:
Labor and labor related expenses	39,731	36,389	3,342	9.2%
Retail and food and beverage cost of sales	8,869	7,141	1,728	24.2%
Power and utilities	7,866	5,398	2,468	45.7%
Other	20,572	15,714	4,858	30.9%
	77,038	64,642	12,396	19.2%

Depreciation and amortization	13,541	9,678	3,863	39.9%
General and administrative expenses	6,481	4,130	2,351	56.9%
Real estate and other non-income taxes	2,180	1,734	446	25.7%
Land and building rent	1,024	1,054	(30)	-2.8%
Restructuring charges	190	1,586	(1,396)	-88.0%
	100,454	82,824	17,630	21.3%
Loss from operations	(1,486)	(7,194)	5,708	-79.3%

Other (expense) income:
Interest, net of interest capitalized of $516 and $1,151 in 2019 and 2018, respectively	(11,283)	(9,736)	(1,547)	15.9%
Gain on sale/leaseback	250	250	-	0.0%
Other income	69	117	(48)	-41.0%
	(10,964)	(9,369)	(1,595)	17.0%

Loss before income taxes	(12,450)	(16,563)	4,113	-24.8%
Income tax benefit	(3,283)	(8,235)	4,952	-60.1%
Net loss	$(9,167)	$(8,328)	$(839)	10.1%
Reported EBITDA	$12,871	$4,070	$8,801	216.2%

Net Revenue. Net revenue increased $23.3 million, or 30.9%, for the nine months ended January 31, 2019, compared with the nine months ended January 31, 2018. The increase is primarily attributable to i) $19.0 million of revenue associated with the resort properties acquired in the Snow Time Acquisition and ii) a $4.2 million increase in revenues at legacy Peak Resorts properties. The increased revenues at legacy Peak Resorts properties  are primarily attributable to an earlier opening of our 2018/2019 ski season at the majority of our resorts and favorable weather conditions which increased skier visits, partially offset by reduced lodging and food and beverage sales resulting from Attitash Hotel Closure.

Resort Operating Costs. Resort operating costs increased $12.4 million, or 19.2%, for the nine months ended January 31, 2019, compared with the same period in the prior year. The increase is primarily attributable to i) $11.2 million of resort operating costs associated with the resort properties acquired in the Snow Time Acquisition and ii) a $1.9 million increase in resort operating costs at legacy Peak Resorts properties. The increased operating costs at legacy Peak Resorts properties are primarily attributable to i) increased power and utility costs a result of a greater number of operating days as well as increased electric transmission charges associated with two of our Pennsylvania resorts, and ii) increased costs of goods sold associated with higher retail and food and beverage sales, partially offset by a decline in labor costs. The decline in labor costs resulted from i) the Attitash Hotel Closure and ii) reduced workers compensation insurance expense as a result of the final settlement of certain policy years for certain resorts, partially offset by increased labor costs at our resorts in New York, Missouri and Vermont, as a result of increased state minimum wage rates.

General and Administrative Costs. General and administrative expenses increased $2.4 million, or 56.9%, for the nine months ended January 31, 2019 compared with the nine months ended January 31, 2018, primarily as a result of  i) a $0.7 million increase in performance-based incentive compensation, ii) a $0.4 million loss on the disposal of property and equipment,  and iii) $0.6 million of professional fees and other costs associated with the Snow Time Acquisition.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $3.9 million, or 39.9%, to $13.5 million, primarily as a result of i) additional depreciable assets added during the third quarter of fiscal 2019, including property and equipment acquired from Snow Time and the Hunter Mountain expansion project and Carinthia Ski Lodge project assets, and ii) additional amortizing intangible assets added during the third quarter of fiscal 2019 as a result of the Snow Time Acquisition.

Real Estate and Other Non-Income Taxes. Real estate and other non-income taxes of $2.2 million for the nine months ended January 31, 2019, increased by $0.4 million, or 25.7%, as compared to the $1.7 million of real estate and other non-income taxes for the same period in fiscal 2018. The increase is a result of  i) approximately $0.2 million real estate taxes associated with the resort properties acquired in the Snow Time Acquisition, ii) rate increases and higher assessed values at certain legacy Peak Resorts properties, and iii) real estate tax refunds we received in fiscal 2018 as a result of an appeal of certain prior year taxes.

Restructuring Charges. In September 2018, we disposed of the long-term assets related to our Attitash Hotel operations which ceased as of the beginning of fiscal 2019. For the nine months ended January 31, 2019, we incurred restructuring charges of $0.2 million in connection with the Attitash Hotel Closure, which included professional service fees and costs to maintain the facility until it was disposed of. Total costs through January 31, 2019 associated with the Attitash Hotel Closure include $1.6 million of asset impairment charges and $0.3 million of other costs. As of January 31, 2019, we do not expect to incur any additional related costs.

Interest, Net. Net interest expense of $11.3 million for the nine months ended January 31, 2019, increased by $1.6 million, or 15.9%, as compared to the $9.7 million of net interest expense for the nine months ended January 31, 2018. The increase in net interest expense relates primarily to i) approximately $0.6 million of interest on the $50 million Term Loan due 2020 which began accruing during the third quarter,  ii) a $0.6 million decrease in the amount of capitalized interest during the first three quarters of fiscal 2019, as compared to the same period in fiscal 2018, and iii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax benefit decreased $5.0 million, or 60.1%, to $3.3 million for the nine months ended January 31, 2019 as compared with the nine months ended January 31, 2018, as result of a decrease in our effective tax rate applied to a smaller loss before income taxes. Our overall effective income tax rates were 26.4% and 49.7% for the nine months ended January 31, 2019 and 2018, respectively. The 2019 rate reflects the effect of post-acquisition date earnings and higher effective tax rate attributable to the acquired Snow Time resort properties. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018, including the effect of that change relative to the seasonality of our business and the re-measurement of our deferred income tax assets and liabilities at December 31, 2017 to reflect the effect on their future reversal at the lower, newly enacted tax rates.

Reported EBITDA. Reconciliations of net loss to Reported EBITDA for the nine months ended January 31, 2019 and 2018, were as follows (dollars in thousands):

	Nine months ended
	January 31,
	2019	2018

Net loss	$(9,167)	$(8,328)
Income tax benefit	(3,283)	(8,235)
Interest expense, net	11,283	9,736
Depreciation and amortization	13,541	9,678
Acquisition related costs	626	-
Restructuring and impairment charges	190	1,586
Other income	(69)	(117)
Gain on sale/leaseback	(250)	(250)
Reported EBITDA	$12,871	$4,070

Reported EBITDA increased by $8.8 million, or 216.2%, for the nine months ended January 31, 2019, as compared with the same period in the prior year, primarily a result of i) approximately $7.7 million of Reported EBITDA associated with the resort properties acquired in the Snow Time Acquisition, and ii)  increased revenue offset by lower relative operating expenses.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $27.2 million of cash and cash equivalents as of January 31, 2019, compared with $23.1 million at April 30, 2018. Cash of $23.1 million was provided by operating activities and $4.8 million was used in operating activities during the nine months ended January 31, 2019 and 2018, respectively. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at January 31, 2019 and April 30, 2018 consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, Cap1 and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of January 31, 2019 and April 30, 2018 (dollars in thousands):

	January 31,	April 30,
	2019	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020	50,068	-
Wildcat Mountain Note due 2020	3,081	3,231
Capital Leases	2,394	2,426
Other borrowings	964	1,184
Less: Unamortized debt issuance costs	(4,491)	(4,552)
	218,178	168,451
Less: Current maturities	(2,145)	(2,614)
	$216,033	$165,837

In addition to the credit facilities listed above, the Company maintains a $10.0 million working capital line of credit and a $15.0 million acquisition line of credit with Royal Banks of Missouri. As of January 31, 2019, nothing was outstanding under the working capital line of credit, and $12.4 million was outstanding under the acquisition line of credit, and $10.0 million and $2.6 million was unused and available under the lines of credit, respectively.

As of January 31, 2019, we were in compliance will all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Nine Months Ended January 31, 2019 Compared with the Nine Months Ended January 31, 2018

Cash of $23.1 million was provided by operating activities in the first nine months of fiscal 2019, a $27.9 million increase when compared with the $4.8 million of cash used in the first nine months of fiscal 2018. Positive changes in working capital were partially offset by a lower net loss for the first nine months of fiscal 2019.  As compared to the first nine months of fiscal 2018, positive changes in working capital balances during the first half of fiscal 2019 included i) the impact of prepaying interest during fiscal 2018 and ii) the impact of a larger volume of advanced season pass installment sales at the end of fiscal 2018 and a larger volume of advanced season pass sales during the first half of fiscal 2019.

Cash of $94.1 million was used by investing activities in the first nine months of fiscal 2019, an increase of $67.4 million when compared with the $26.7 million used in the first nine months of fiscal 2018. Investing cash flows in fiscal 2019 related primarily to i) net cash paid to acquire Snow Time, and ii) additions to property and equipment associated with the construction of the Carinthia Ski Lodge, Hunter North expansion and Hidden Valley Zip Tour projects. Additions to property and equipment during the first nine months of fiscal 2018 related primarily to the construction of the West Lake Water and Carinthia Ski Lodge projects.

Cash of $63.3 million was provided by financing activities in the first nine months of fiscal 2019, an increase of $72.4 million when compared with the $9.1 million used in the first nine months of fiscal 2018.   Financing cash flows in the first nine months of fiscal 2019 included i) approximately $70 million of proceeds from the Term

Loan and the issuance of preferred stock and common stock warrants to finance the Snow Time Acquisition, ii) approximately $0.1 million of other borrowings and capital leases, partially offset by, iii) 1.8 million of debt repayments, iv) $0.8 million of financing fees related to the Term Loan, and v) $4.1 million of distributions to stockholders.  Financing cash flows in the first nine months of fiscal 2018 included i) the net repayment of approximately $5.3 million of credit facility and long-term debt, ii) $3.7 million of distributions to stockholders and iii) $0.1 of financing fees.

Significant Uses of Cash

As of January 31, 2019, our cash uses are currently expected to include i) operating expenditures, ii) capital expenditures, and iii) debt service. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future.

Capital expenditures, including capital lease agreements, during the first nine months of fiscal 2019 were $29.8 million and included $11.3 million related to the Hunter Mountain expansion project, $10.5 million on the Carinthia Ski Lodge project, $0.7 million on the Hidden Valley Zip Tour project and $7.3 million to maintain and enhance our resort properties. We currently anticipate that for the full 2019 fiscal year, we will spend between approximately $30.5 million to $33.5 million on capital expenditures.  Included in our total capital spending for the fiscal year, we expect to spend approximately $8.5 million to $9.5 million on resort maintenance capital expenditures, which includes projects needed to maintain and improve the level of service and overall experiences we strive to provide our visitors. Our total expenditures through January 31, 2019 on the Hunter Mountain expansion project have been approximately $11.3 million; however, the ultimate project costs may be between $9.5 million and $10.5 million as we are actively pursuing tax incentives related to the project. Because the three resorts we acquired in November 2018 in the Snow Time Acquisition were largely prepared for the 2018/2019 ski season, we do not expect to make significant capital expenditures at these resorts during the remainder of fiscal 2019.

As of January 31, 2019, 40,000 shares of our Series A Preferred Stock were outstanding, 20,000 of which were issued to Cap 1 in connection with the Snow Time Acquisition which closed in November 2018. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning nine months from the date of issuance. Dividends will begin accruing on the 20,000 shares of Series A Preferred Stock issued to Cap 1 in November 2018 in August 2019.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on common stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock. We intend to pay the Series A Preferred Stock dividends of approximately $0.4 million per quarter for the next two quarters and $0.8 million per quarter, thereafter, when dividends on the additional shares of Series A Preferred Stock begin to accrue.

During the first nine months of fiscal 2019, we paid common stock dividends of $2.9 million ($0.07 per share of common stock on each of May 11, 2018, August 10, 2018 and November 27, 2018), and declared a cash dividend of $1.1 million ($0.07 per share of common stock to common stockholders of record on January 24, 2019), which we paid on February 8, 2019. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of January 31, 2019, we had $126.6 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Interest rates on $93.2 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.015 annually, and interest rates on $21.0 million of our variable interest rate borrowings are capped such that they cannot increase by more than a factor of 1.0175 annually. As a result, we do not believe a 10% movement in the reference rates applicable to our outstanding borrowings with variable interest rates would have a material effect on our financial condition, operating results or cash flows.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting. During the third quarter of fiscal 2019, the Company completed the acquisition of Snow Time. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded Snow Time from its interim evaluation of internal control over financial reporting.

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

We currently expect to realize an increase in gross revenue and other synergies as a result of the Snow Time Acquisition.  These expectations are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Snow Time’s business, and assumptions relating to the near-term prospects for our industry generally and the markets for Snow Time’s resorts in particular. Additional assumptions that we have made include, without limitation, the following:

•	projections of future revenues;
•	anticipated cost savings and other synergies associated with the Snow Time Acquisition;
•	our capital structure after the Snow Time Acquisition;
•	amount of goodwill and intangibles that will result from the Snow Time Acquisition;
•	the fair value of the assets acquired and liabilities assumed from Snow Time;
•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the Snow Time Acquisition;
•	acquisition related costs, including transaction costs payable to our financial, legal, and accounting advisors; and
•	other financial and strategic risks of the Snow Time Acquisition.

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

The amount of our outstanding debt and debt service obligations, as well as our increased Series A Preferred Stock dividend obligations, may have significant, and potentially adverse, consequences to us and our stockholders, including:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.

(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended January 31, 2019.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: March 13, 2019		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: March 13, 2019		Christopher J. Bub
Chief Financial Officer, Vice President and Secretary

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description

4.1	Warrant No. 4 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

4.2	Warrant No. 5 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

4.3	Warrant No. 6 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

4.4	Warrant No. 7 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.4 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.1

Credit Agreement among Snow Time Acquisition, Inc., Snow Time, Inc. and Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.2

Amended and Restated Stockholders’ Agreement among Peak Resorts, Inc., Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch and Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.3

Amended and Restated Voting Agreement among Peak Resorts, Inc., Cap 1 LLC, Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch, dated as of November 21, 2018 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.4

Registration Rights Agreement between Peak Resorts, Inc. and Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.5

First Renewal of the Restated Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., L.B.O. Holding, Inc., and SNH Development, Inc., dated as of December 27, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

10.6

Renewed Working Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 27, 2018 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

10.7

Renewed Acquisition Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 27, 2018 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

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