Form 10-K
period 2019-04-30
Peak Resorts Inc
filed 2019-06-28
CIK 1517401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001‑35363

Peak Resorts, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43‑1793922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17409 Hidden Valley Drive	63025
Wildwood, Missouri	(Zip Code)
(Address of principal executive offices)

(636) 938‑7474

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value per share	SKIS	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $51.0 million.

As of June 25, 2019, 15,165,832 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K, to be filed within 120 days of the registrant’s fiscal year ended April 30, 2019.

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

Item 1. Business.

General

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  We currently operate 17 ski resorts primarily located in the Northeast, Mid-Atlantic and Midwest United States, 16 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Washington D.C., Baltimore, Cleveland, Kansas City and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of more than 2,300 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and mountain biking, zip tours, golf, and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have successfully acquired and integrated 14 ski resorts since our incorporation in 1997, and we expect to continue executing this strategy.

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

Combined, our resorts generated approximately 2.4 million ski and tubing visits in the 2018/2019 ski season.  With the addition of three resorts acquired in November 2018 and organic revenue growth at our existing resorts, we recorded record revenue of $184.4 million for fiscal 2019, an increase of 40.1% over fiscal 2018.  Our three new resorts contributed revenue of $42.3 million; and revenue for fiscal 2019 from our existing resorts was up $10.4 million as compared to the prior year due to growth in visits and season pass sales. As the U.S. economy continues to improve, our resorts are well-positioned to benefit from increased consumer spending on leisure activities, and we expect to continue to increase our lift ticket prices and drive more skier visits to our resorts.

The U.S. ski industry is highly fragmented, with less than 15% of the 476 ski resorts being owned by companies with four or more ski resorts. We believe our proven ability to efficiently operate multiple resorts as well as our track record of successful acquisitions has created our reputation in the marketplace as a preferred buyer. We believe our extensive experience in acquiring ski resorts and investing in snowmaking, lifts and other skier services, as well as the synergies we create by operating multiple resorts, drives increased revenues and profitability. Our capabilities serve as a competitive advantage in sourcing and executing investment opportunities as sellers will often provide us a "first look" at opportunities outside of a broader marketing process, allowing us to expand both within our existing markets and into new markets.

We operate in a single business segment—resort operations. We are not dependent on any single customer, the loss of which would have a material impact on our financial statements, and we derive no revenue from foreign sources.

Our History

Peak Resorts, Inc. was incorporated in Missouri on September 24, 1997, as a holding company to own or lease and operate day and overnight drive ski resorts through its wholly owned subsidiaries. Throughout the history of the Company, including the development of the Hidden Valley and Snow Creek ski resorts before the incorporation of Peak Resorts, Inc., the Company has acquired or developed a total of 17 ski resorts.

On November 20, 2014, we completed our initial public offering (“IPO”) of our common stock, selling 10 million shares at $9.00 per share. After deducting $6.3 million of underwriting discounts and commissions and $1.4 million of offering expenses payable by us, we received net proceeds of $82.3 million. Our common stock is traded on the NASDAQ Global Market under the symbol “SKIS”.

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

On November 2, 2016, we completed a private placement (the “Private Placement”) of securities to CAP 1 LLC (“Cap 1”). The securities issued in the Private Placement included $20 million in Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase up to 2,719,018 shares of our common stock at prices ranging from $6.50 per share to $9.00 per share (the “2016 Warrants”). In connection with the Private Placement, we entered into a Stockholders’ Agreement granting Cap 1 the right to nominate a director to sit on the Company’s board of directors, preemptive rights with respect to certain future issuances of securities, and consent rights regarding certain acquisitions and dispositions, in each case subject to stock ownership requirements and exceptions.

On November 21, 2018, we completed the acquisition of all of the issued and outstanding shares of common stock of Snow Time Inc. (“Snow Time”), the owner of the Liberty Mountain, Roundtop Mountain  and Whitetail resorts located in Pennsylvania serving the Baltimore and Washington D.C. metropolitan areas. Consideration paid to acquire Snow Time totaled $71.6 million, which consisted of cash of $66.6 million, net of cash acquired of $1.0 million, and 1,183,432 shares of common stock with a value of $6.0 million. Snow Time’s acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities.

We financed part of the cash consideration paid in the Snow Time acquisition with a $50.0 million senior secured term loan (the “Term Loan”) from Cap 1 and the remaining cash consideration from proceeds received upon issuance of an additional $20 million in Series A Preferred Stock and warrants to purchase up to 2,719,018 shares of common stock to Cap 1 on terms identical to those issued to Cap 1 in connection with the Private Placement (the “2018 Option Warrants”). As consideration for the Term Loan and in lieu of fees, we also issued Cap 1 a warrant to purchase 1,750,000 shares of common stock at $10.00 per share (the “Financing Warrant” and, together with the 2016 Warrants and 2018 Option Warrants, the “Warrants”). At this time, the Stockholders’ Agreement entered into with Cap 1 in 2016 was amended to account for the issuance of the new shares of Series A Preferred Stock and warrants, but otherwise remained unchanged (referred to herein as the “Stockholders’ Agreement”). See Notes 5 and 6 to the accompanying consolidated financial statements.

Our Resorts

Our 17 ski resorts consist of 6 overnight drive ski resorts and 11 day-ski resorts located across seven states, ranging from Missouri to New Hampshire, and appeal to a wide range of visitors. All of our ski resorts employ high-capacity snowmaking capabilities on over 90% of their terrain as well as food and beverage, equipment rental and retail outlets. All of our properties offer alternative snow activities, such as terrain parks and tubing, in addition to skiing and snowboarding. The diversity of our services and amenities allows us to capture a larger proportion of customer spending as well as ensure product and service quality at our resorts.

During the 2016/2017 ski season, the Company introduced the Peak Pass, a season pass which currently features a total of 6 pass options valid at 14 different mountain locations across 5 states in the Northeast, Mid-Atlantic and Midwest U.S. Participating resorts include Mount Snow in Vermont; Attitash, Wildcat and Crotched Mountains in New Hampshire; Hunter Mountain in New York; Liberty Mountain, Whitetail Mountain, Roundtop Mountain, Jack Frost and Big Boulder in Pennsylvania; and Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio. The Company believes the variety of each resort's on-mountain experience, as well as the proximity of these resorts, makes the Peak Pass a unique and affordable product for the vast majority of skiers and riders in the Northeastern, Mid-Atlantic and Midwest U.S. In the 2018/2019 ski season we introduced the Ohio Peak Pass add-on, which allowed season pass holders from our individual Ohio resorts to enjoy skiing at our existing Peak Pass resorts.

The following table summarizes key statistics relating to each of our resorts as of April 30, 2019:

				Population
		Developed/		Base	Skiable	Total	Vertical Drop
Property	State	Acquired	Nearest Metro MSA	(millions)	Acres	Lifts	(ft.)
Alpine Valley	OH	2012	Cleveland, Akron, Canton	7.1	54	7	260
Attitash Mountain Resort	NH	2007	Boston	13.9	307	11	1,750
Big Boulder	PA	2005	Philadelphia, New York City	27.3	65	11	475
Boston Mills	OH	2002	Cleveland, Akron, Canton	7.1	40	8	264
Brandywine	OH	2002	Cleveland, Akron, Canton	7.1	48	10	264
Crotched Mountain	NH	2003	Boston	13.9	105	5	1,000
Hidden Valley	MO	1982	St Louis	3.9	60	9	310
Hunter Mountain	NY	2016	New York City, Boston, Albany	27.4	285	12	1,600
Jack Frost Ski Resort	PA	2005	Philadelphia, New York City	27.3	80	12	600
Liberty Mountain Resort	PA	2018	Baltimore, Washington DC	9.7	98	9	620
Mad River Mountain	OH	2001	Columbus, Dayton	2.8	144	12	300
Mount Snow	VT	2007	New York City, Boston, Albany	27.4	490	20	1,700
Paoli Peaks	IN	1997	Louisville, Nashville	3.0	65	8	300
Roundtop Mountain Resort	PA	2018	Baltimore, Washington DC	9.7	106	9	600
Snow Creek	MO	1985	Kansas City	2.9	40	6	300
Whitetail Mountain	PA	2018	Baltimore, Washington DC	9.7	125	9	935
Wildcat Mountain	NH	2010	Boston	13.9	225	5	2,112

We operate portions or all of certain of our resorts pursuant to lease agreements with third parties or pursuant to Forest Service special use permits with the federal government.  We own the remaining land underlying our resorts. For a description of our ownership and use of the land underlying our resorts, see Item 2, “Properties” of this Report.

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during fiscal 2019 we completed two major projects and continued to move forward with capital improvement projects at our other resorts.

•

At Hunter Mountain, we completed the Hunter North expansion project that increased the resort’s skiable acreage by approximately 25% and added automated snowmaking, a six-passenger detachable high-speed chair lift and parking area.

•

At Mount Snow, we completed the Carinthia Ski Lodge project. The Carinthia Ski Lodge project included the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which includes i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals.

•

At Hidden Valley, we completed the permitting process and began to source materials and make site improvements for the construction of a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  The zip tour opened in May 2019.

Ski Industry

The National Ski Areas Association (“NSAA”) Kottke National End of Season Survey - Preliminary Report (the “Kottke Report”) estimated the U.S. ski industry had approximately 59.1 million skier visits in the 2018/2019 ski season, up 5.8 million, or 10.9%, from the 2017/2018 ski season.  The Kottke Report also reported that there were 476 ski areas operating during the 2018/2019 ski season in the U.S., up 4 areas from the 2017/2018 ski season.  Given the consistency and strength of annual skier visits over the last 30 years, as well as the state of the economy, we believe that skier participation will remain strong in the coming years.

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

The ski industry statistics stated in the foregoing sections have been derived from data published by the Kottke National End of Season Survey 2017/2018 and other industry publications, including those of the NSAA.

Revenue Components

The following table shows our net revenue by the principal revenue category from which it was derived (dollars in thousands). Snow Time data is included from the date of acquisition.

	Year ended April 30,
	2019	2018	2017
Revenues
Lift and tubing tickets	$93,168	$61,683	$58,100
Food and beverage	32,210	24,749	23,078
Equipment rental	15,065	9,991	8,582
Ski instruction	15,256	9,128	8,562
Hotel/lodging	8,909	9,874	9,731
Retail	9,277	6,748	6,395
Summer activities	4,727	4,459	4,549
Other	5,814	5,030	4,252
	$184,426	$131,662	$123,249

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

•

Food and Beverage—Our day drive resorts generally offer cafeteria-style and self-service options to provide a limited menu of simple foods, liquor, beer and wine. In addition to self-service options, our overnight drive resorts feature casual dining options with table service geared to their base of customers. We try to maximize revenues and simplify operations by focusing on a limited menu that requires minimal special preparation and related personnel costs.

•

Equipment Rental— Day ski resorts generally attain a higher percentage of rental revenue than overnight fly destination ski resorts and overnight drive ski resorts because a large majority of day ski resort skiers are novices, who typically do not own ski equipment. Equipment rental rates generally range between $30 and $54 per person per session. We have focused on improving our equipment rental facilities to provide quick access to new and high-quality equipment, self-service options with expert advice and fitting available, and immediate access to the lifts and ski instruction areas from the rental facility. By eliminating equipment rental bottlenecks, we believe we have significantly enhanced the skiers' resort experience, which corresponds to increased rental revenues and return visits by first-time skiers.

•

Ski Instruction— Ski instruction is considered important to operations because of the large numbers of novice or early intermediate skiers who typically visit day ski resorts. We offer low group lesson prices to encourage participation, which range from $15 to $54 per person per lesson. Individual instructions and private lessons may range from $45 to $135 or more per lesson.

•

Hotel/Lodging— Because we primarily operate day ski resorts, not all of our resorts offer hotel or other lodging services. At our resorts where we own hotels, we derive revenue from room rentals, and the operation of retail, restaurant, banquet, conference, spa and health club facilities. At our resorts with condominium properties we operate as hotels under rental management agreements, we also derive revenue from housekeeping and other services provided to individual unit owners.

During fiscal 2019, we operated hotels at our Hunter Mountain and Mount Snow ski resorts, where third parties own 100% of all available quarter-share interval interests, and we retain ownership of common areas and commercial space of the hotel. At Mount Snow, we manage other condominium properties from which we derive rental and property management fees. At our Mount Snow and Liberty Mountain resorts, we own and operate traditional hotel properties. During fiscal 2018 we sold our interest in the commercial space of a condominium property at our Attitash resort which had operated as a hotel under a rental management agreement with third-party quarter-share interval owners.

•

Retail— Like ski instruction services, retail also represents a relatively small percentage of our total revenues. Some of our resorts offer a selection of more substantial ski-related equipment, such as boots, skis and snowsuits, while others maintain only a minimal selection of smaller items, such as gloves and goggles. Merchandise selection and pricing decisions are made in light of consumer trends and local demographic conditions. To an extent, we have centralized our retail purchasing function, however individual ski resort management personnel oversee their merchandise selection as they see fit for their markets. At certain resorts we lease merchandise operations to third-party merchants.

•

Summer Activities— Although the majority of our resorts do not have material operations during the summer months, we do operate several resorts during the summer.  Activities include golf, zip tours, water parks, mountain coasters, weddings and conferences, camps, paintball and festivals.

Seasonality

Our revenues are highly seasonal in nature. The vast majority of revenue is generated during the ski season, which occurs during the winter months in our third and fourth fiscal quarters.  Some of our properties offer off season attractions, such as golf, zip tours, water parks, mountain coasters, weddings and conferences, camps, and festivals; however, these activities do not comprise a substantial portion of our annual revenues.  As a result, our resorts typically experience operating losses and negative operating cash flows during the first and second quarters of each fiscal year.

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

The opening and closing dates of our ski resorts are dependent upon weather conditions, but our peak ski season generally runs from early December to mid-April.  The following table illustrates the opening and closing dates of our resorts over the last five ski seasons:

	2018/2019	2017/2018	2016/2017	2015/2016	2014/2015
Resort	Open Dates	Open Dates	Open Dates	Open Dates	Open Dates
Alpine Valley	Dec 19 - Mar 10	Dec 9 - Feb 18	Dec 11 - Mar 17	Jan 3 - Mar 6	Dec 30 - Mar 22
Attitash Mountain Resort	Dec 8 - Apr 7	Dec 15 - Apr 8	Dec 26 - Apr 20	Dec 26 - Mar 27	Dec 6 - Apr 5
Big Boulder	Nov 16 - Apr 7	Nov 11 - Apr 8	Nov 25 - Apr 9	Jan 2 - Mar 27	Nov 20 - Apr 19
Boston Mills	Dec 19 - Mar 23	Dec 9 - Mar 26	Dec 16 - Mar 19	Jan 4 - Mar 8	Jan 1 - Mar 22
Brandywine	Dec 19 - Mar 23	Dec 9 - Mar 26	Dec 16 - Mar 5	Jan 5 - Mar 11	Jan 2 - Apr 1
Crotched Mountain	Dec 8 - Mar 30	Dec 15 - Apr 1	Dec 10 - Apr 9	Dec 29 - Mar 20	Nov 28 - Apr 5
Hidden Valley	Dec 21 - Mar 17	Dec 15 - Mar 4	Dec 10 - Feb 20	Jan 10 - Mar 6	Jan 2 - Mar 8
Hunter Mountain (1)	Nov 17 - Apr 7	Nov 21 - Apr 14	Nov 25 - Apr 9	Dec 13 - Mar 27	—
Jack Frost Ski Resort	Nov 16 - Mar 29	Nov 11 -Apr 1	Dec 10 - Mar 19	Dec 26 - Mar 13	Dec 12 - Mar 29
Liberty Mountain Resort (1)	Dec 23 - Mar 24	—	—	—	—
Mad River Mountain	Dec 19 - Mar 24	Dec 9 - Mar 25	Dec 16 - Mar 19	Jan 2 - Mar 8	Dec 20 - Mar 22
Mount Snow	Oct 27 - Apr 14	Nov 11 - Apr 22	Nov 23 - Apr 16	Nov 26 - Apr 3	Nov 21 - Apr 19
Paoli Peaks	Jan 12 - Mar 10	Dec 15 - Feb 19	Dec 16 - Feb 20	Jan 4 - Mar 6	Dec 31 - Mar 8
Roundtop Mountain Resort (1)	Dec 23 - Mar 24	—	—	—	—
Snow Creek	Dec 22 - Mar 17	Dec 26 - Mar 11	Dec 16 - Mar 5	Dec 31 - Mar 6	Dec 31 - Mar 8
Whitetail Mountain (1)	Dec 23 - Mar 17	—	—	—	—
Wildcat Mountain	Oct 27 - Apr 28	Nov 11 - Apr 22	Nov 24 - Apr 29	Nov 26 - Apr 24	Nov 9 - Apr 30

(1)	We acquired the Hunter Mountain ski resort in January 2016 and the Liberty Mountain, Roundtop Mountain and Whitetail ski resorts in November 2018.

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

Our resorts attempt to maximize community awareness through social media, radio advertisements, special events and promotions and “free media” advertising, when possible. We host competitions and charity events, and issue media passes and encourage live radio and television broadcasts for news segments such as weather or sports. Events we have hosted include the Dew Tour, X-Games, Tough Mudder, SAM Cutters Camp, Transworld Trans-am Snowboard Event, Mountain Dew Vertical Challenge, NCAA National Downhill Championships, Special Olympics Games, Military Salutes, Taste of Country Music Festival, and U.S. National Mountain Biking Championships.

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

Our competition varies by geographical area. While we believe our Midwestern market ski resorts face only limited competition within their relative metropolitan markets, there are many other day and overnight drive ski resorts which compete with our Northeastern and Mid-Atlantic market ski resorts. We compete with approximately 145 resorts in the Northeastern market and 47 resorts in the Mid-Atlantic market, which includes Pennsylvania.

Competitive Strengths

We believe our strengths are as follows:

We own a high-quality branded portfolio.  We own 16 and operate 17 high-quality ski resorts, each of which is individually branded and recognized to be a leading ski resort in its respective regional market. Our devotion to maintaining high quality standards through strategic investments and upgrades has created a loyal customer base at each of our resorts. Our strong branding reinforces customer loyalty and serves to attract new guests through focused marketing campaigns and word of mouth.

We have a history of investing in targeted capital projects to increase profitability.  We are continuously evaluating our property-level performance and are committed to increasing our profitability. Many ski resort operators are unwilling to invest in improvements due to capital constraints and the perceived risk of such investments. Over our history, we have made significant investments throughout our portfolio of resorts in an effort to improve the profitability of our ski resorts through energy-efficient snowmaking machinery, high-speed/high-capacity lifts, new and renovated lodges and lodging facilities and additional features such as terrain parks, zip tours, and various other infrastructure investments. We believe the costs of these improvements are significantly outweighed by the benefits realized, which include higher quality and less costly snow, shorter lift lines, terrain expansion, off season revenue generation and customer satisfaction. We have found that our ability to transport customers up the mountain on high-speed chairlifts and otherwise reduce lift lines attracts skiers, promotes a better skiing experience, and leads to higher restaurant and retail sales and increased customer satisfaction. Our most recent expansive capital projects that were completed in fiscal 2019 include the construction of snow making infrastructure and the new Carinthia ski lodge at our Mount Snow ski resort in Vermont and expansion of the terrain and installation of a new lift at our Hunter Mountain ski resort in New York.

We are an experienced and successful acquirer and integrator.  We have grown our Company significantly since inception by acquiring strategically located ski resorts with the potential for increased revenue growth and margin expansion. We have successfully acquired and integrated 14 ski resorts since 1997. We adhere to a disciplined acquisition strategy by pursuing opportunities at attractive acquisition prices that can create additional value through operational improvements and efficiencies. After acquiring a ski resort, we implement a strategic repositioning program designed during the underwriting process and integrate the resort into our portfolio. We believe our track record for acquiring and integrating ski resorts makes us an industry leader and gives us a competitive advantage over other buyers.

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

The ski industry possesses high barriers to entry.  A limited number of ski resorts have been developed in the past 30 years. Skiable land is scarce and demanding to develop due to the difficulty in aggregating suitable terrain, obtaining government permitting, resolving accessibility issues and addressing heightened environmental concerns. Operating a ski resort requires a high level of expertise and strict regulatory and environmental compliance. Additionally, many resorts have built significant customer loyalty and brand awareness over multiple generations, which can be difficult for a new entrant to overcome. These factors have contributed to the number of ski resorts decreasing 35.2%, from 735 in 1984 to 476 in 2019 as smaller, poorly capitalized resorts have been unable to compete effectively. With our large existing portfolio, proven capital investment strategy and strong customer loyalty, we believe our portfolio of resorts is competitively well-positioned.

Our ski resort portfolio is diverse.  Our portfolio of 17 ski resorts consists of 6 overnight drive ski resorts and 11 day ski resorts located across seven states ranging from Missouri to New Hampshire. We believe our portfolio mix enables us to reach a large customer base seeking high-quality ski resorts within driving distance of major metropolitan areas. Each of our ski resorts is located within reasonable drive times from major metropolitan areas such as New York City, Boston, Philadelphia, Baltimore, Washington D.C., Cleveland Kansas City and St. Louis, which we believe provides us with a consistent repeat customer base and increases our new customer outreach potential. We believe that the size and geographic diversity of our portfolio helps insulate our financial performance against adverse economic and weather conditions.

We are a proven operator of ski resorts.  We have operated numerous ski resorts since our incorporation in 1997. Due to our extensive operating expertise, we believe we have a profitable and efficient platform that positions us to take advantage of growth initiatives and cost controls.

Management’s and our common stockholders’ interests are aligned.  Our management team owns approximately 15% of our current outstanding shares of common stock. We believe this ownership by management aligns our interests with those of our common stockholders.

Intellectual Property

We understand the importance to the sales and marketing of our resorts that a strong brand can maintain. Wildcat Mountain Ski AreaSM,  Mount Snow®, Boston Mills Ski ResortSM,  Hidden ValleySM,  Crotched Mountain Ski AreaSM ,  Alpine Valley, Hunter MountainSM, Liberty Mountain ResortSM, Whitetail ResortSM, Roundtop Mountain ResortSM, Mountain PassportSM, and NIGHT Club CardSM are trademarks, service marks and trade names owned by certain subsidiaries of Peak Resorts, Inc.

Regulation and Legislation

The 1986 Ski Area Permit Act and Master Development Plans

The 1986 Ski Area Permit Act (the "1986 Act") allows the National Forest Service to grant special use permits for the operation of ski resorts and construction of related facilities on National Forest lands. In addition, the permits granted to our ski resorts under the 1986 Act require a master development plan for each ski resort that is granted a special use permit. Of our 17 resorts, only Wildcat Mountain and portions of Attitash and Mount Snow operate under special use permits under the 1986 Act. The skiable terrain at our other resorts is located on land that we own or lease from third parties, including state governments.

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

Underground Storage Tank Regulations

We have underground storage tanks ("USTs") on our ski resort properties in Ohio, New Hampshire, New York Pennsylvania and Vermont for the purpose of storing gasoline, fuel oil and propane that we use in the operation of our resorts, lodges and skier service buildings. The federal Solid Waste Disposal Act gives the Environmental Protection Agency ("EPA") the authority to regulate USTs. State UST programs which are at least as strict as the federal regulations and which have been approved by the EPA, govern the USTs in lieu of the federal regulations. The objectives of the state UST programs are to ensure that:

•	USTs are properly constructed and designed in accordance with recognized industry standards;
•	Installations, repairs and removals are conducted and inspected by qualified and trained individuals;
•	Active USTs are properly operated and monitored for the release of substances; and
•	Upon closure, USTs are properly decommissioned and sites are assessed for contamination.

We believe that the USTs at our facilities meet all state and federal construction and operation standards. Compliance with these UST regulations has not had a material impact on our capital expenditures, earnings or competitive position, and we do not expect it to have a material impact in the future.

Employees

As of April 30, 2018, our Company employed 659 year-round full-time employees and 304 year-round part-time employees.  In addition, during the height of our 2018/2019 ski season, we employed approximately 9,000 seasonal employees.

Availability of Information

Our principal executive offices are located at 17409 Hidden Valley Drive, Wildwood, Missouri 63025, telephone (636) 938-7474. We maintain a website at www.peakresorts.com. We make available on our website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements as soon as practicable after we file these reports with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

There is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effects of climate change, including any impact of global warming, could have a material adverse effect on our results of operations. Warmer weather may result in inadequate natural snowfall and render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. In addition, a steady increase in global temperatures could shorten the ski season in the future. Climate change may also cause an increase in changes to precipitation and extreme weather events in ways we cannot currently predict. Such changes to the amount of natural snowfall and extreme differences in weather patterns may increase our snowmaking expense, inhibit our snowmaking capabilities and negatively impact skier visits.

Our business is highly seasonal and the occurrence of certain events during our peak times could have a negative effect on our revenues.

Our resort operations are highly seasonal. Air temperatures and the timing and amount of snowfall controls our resorts’ opening and closing dates and can influence the number and type of skier visits. The majority of our skier visits are from mid-December to early April. Accordingly, during the past three fiscal years, we generated, on average, 89.3% of our revenues during the third and fourth fiscal quarters. In addition, throughout our peak quarters, we generate the highest revenues on weekends and during three major holiday periods: Christmas, Dr. Martin Luther King, Jr. Day and Presidents Day. During the 2018/2019 ski season, we generated 48.6% of our revenues on weekends and 26.7% of our revenues during these three major holiday periods.

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

The Tax Cuts and Jobs Act legislation (the “2017 Tax Act”) included a provision under which net operating losses (“NOLs”), incurred in calendar year 2018 and thereafter may be carried forward for an indefinite period.  However, the 2017 Tax Act limited the amount of income that such NOL carryforwards can be used to offset in a subsequent tax year. The 2017 Tax Act also placed limitations on our ability to deduct interest expense in a given tax year. However, the 2017 Tax Act provides that interest expense not deducted in the year incurred by virtue of those limitations, may be carried forward indefinitely.  The interest limitations of the 2017 Tax Act may increase the likelihood that our NOL carryovers arising prior to calendar year 2018 will be utilized prior to their expiration.  However, because any interest carryover amounts retain their character as interest, in future years we may not be able to realize the benefit of any accumulated interest carryforwards.

Uncertainty exists with respect to the future realization of the NOL carryforwards and the amount of any NOL carryforwards we will be able to utilize in a given future period. To the extent available, we intend to use these NOL carryforwards to offset future taxable income. There can be no assurance, however, that we will generate sufficient taxable income in the carryforward period to utilize any NOL carryforwards before they expire. In addition, Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"), contains rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an "ownership change" to utilize its NOLs and certain other tax attributes existing as of the date of such ownership change. In connection with our IPO in November 2014, a change in ownership occurred pursuant to the provisions of the Code. Our acquisition of the Hunter Mountain ski resort resulted in a change in ownership of that entity under the Code. As a result, usage of NOL carryforwards which existed prior to our IPO and usage of NOL carryforwards acquired in the Hunter Mountain ski resort acquisition will be limited each year and may expire before we have the ability to utilize them.

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

We depend on the use of information technology systems, including systems used for lift access, central reservations, point of sale, procurement and administration. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

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

Our success depends largely on the continued contributions of our key management, administration, operations, and sales and marketing personnel, many of whom would be difficult to replace. With the exception of certain of our executive officers, we generally do not have employment or non-compete agreements with our key employees. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, an inefficient operating environment and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

We rely on the collective experience of our employees, particularly in resort operations, to ensure we continuously evaluate and adapt to new ski industry trends in order remain competitive. Although we are not generally dependent on any one employee involved in our operations, we may experience significantly high employee turnover. If we are not able to replace departing employees with new employees who have comparable skills and capabilities, our operations could suffer, and we may be unable to meet our customers’ expectations or adapt to new trends in our industry and may not be able to compete effectively.

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

Revenue generated from Mount Snow and Hunter Mountain in fiscal 2019 represented approximately 42.4% of our total fiscal 2019 revenues. Mount Snow and Hunter Mountain, like our other resorts, are subject to various risks such as those described in this Report, including natural disasters, changes in consumer behavior, competition from other area ski resorts, and regional weather. The occurrence of such events or conditions that negatively impact Mount Snow and Hunter Mountain would have a material adverse effect on our business, financial condition, results of operations or cash flows.

We lease all or some of the land underlying certain of our resorts from third parties.

We lease some or all of our property at Paoli Peaks and Mad River Mountain from third parties. Our lease at Paoli Peaks terminates in 2078 and our lease at Mad River Mountain terminates in 2034. Combined, these resorts contributed 4.5% of our total revenues for the year ended April 30, 2019. The termination of either of these leases or our inability to renew these leases on commercial terms could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In addition, we are subject to various federal and state laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, healthcare benefits, discrimination and family and medical leave. Immigration law reform could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. If our labor-related expenses continue to increase, our operating expenses will increase which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A natural disaster could damage our property and reduce the number of guests who visit our resorts.

A severe natural disaster, such as a forest fire, flood, tornado or landslide, may interrupt our operations, damage our properties and reduce the number of guests who visit our resorts in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability to attract visitors to our resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our resorts and have a long-term negative impact on our overall guest visitation as it would take several years for the environment to recover.

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

Our operations are heavily dependent upon our access to adequate supplies of water with which to make snow and otherwise conduct our operations. Our resorts in Pennsylvania, New Hampshire, New York and Vermont are subject to state laws and regulations regarding our use of water. There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses, or agreements will be renewed on terms as favorable as the current terms, or at all. Any failure to have access to adequate water supplies to support our current operations and future operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Capital Structure and Ownership of Our Common Stock

We may not be able to pay dividends on our common stock.

We declared our first quarterly cash dividend on our common stock in January 2015 and briefly suspended dividend payments as a result of operating performance, debt agreement covenant compliance, and liquidity considerations.  We resumed quarterly dividend payments in February 2017. We cannot assure you that the current dividend rate will be sustained or that we will pay dividends in the future. The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, capital requirements, restrictions on dividends set by the terms of debt agreements and Series A Preferred Stock, economic conditions and other factors.  The board may suspend the payment of dividends on common stock at any time and for any reason if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our stock may decline in value.

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

Under the EB-5 Program, an annual allocation of immigrant visas (‘‘EB-5 Visas’’) is made available for qualified individuals seeking lawful permanent resident status on the basis of their investment in a new commercial enterprise that generates jobs. Currently and since 2015, the demand for the annual allocation of EB-5 Visas has exceeded the supply, and potential investors may be subject to lengthy waiting periods for such visas. These waiting periods could exceed fifteen years. Furthermore, raising funds pursuant to the EB-5 Program has become significantly more difficult, and USCIS subjects EB-5 investor applicants to lengthy adjudications that can exceed two or three years.

The EB-5 Program is not a permanent program and has been extended on a year-to-year basis. The continuity of the EB-5 Program is dependent on future action by Congress and is subject to political uncertainty, and Congress may materially modify aspects of the EB-5 Program in ways that would make it unfeasible for us to rely on EB-5 financing for future financing. The Department of Homeland Security may also issue more restrictive regulations governing the minimum investment amounts or other aspects of the EB-5 Program.

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

We have historically relied on one lender and its affiliates, EPR Properties (“EPR”), for substantially all of our financing and credit needs, including financing relating to our resort acquisitions. As of April 30, 2019, amounts due to EPR totaled $114.2 million. EPR is an entertainment, entertainment-related, recreation and specialty real estate company with its common stock listed on the New York Stock Exchange under the symbol "EPR". In the event EPR is not available to extend us credit, we may not be able to obtain financing on terms as favorable to us as those under our arrangements with EPR. As a result, we may be subject to more stringent financial covenants and higher interest rates.

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

We qualify as an emerging growth company, smaller reporting company and a non-accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we are not required by Section 404 of the Sarbanes-Oxley Act to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting and are able to use extended transition periods for complying with new or revised accounting standards.

Our management is required by Section 404 of the Sarbanes-Oxley Act to make a formal assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, however, is not required to attest to the effectiveness of our internal controls over financial reporting until such time as we are no longer either an emerging growth company or a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to establish and maintain effective internal controls it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Until such time as we no longer qualify as an emerging growth company, we may take advantage of extended transition periods for complying with new or revised accounting standards and reduced disclosure options. As a result, our financial statements and disclosures may not be comparable to other companies who do not qualify as an emerging growth company.

The issuance of shares of our Series A Preferred Stock and Warrants reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders and may adversely affect the market price of our common stock.

Cap 1, as holder of our Series A Preferred Stock, is entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As such, the issuance of the Series A Preferred Stock reduces the relative voting power of the holders of our common stock.  Current stockholders have no preemptive rights to purchase any securities in order to maintain their proportionate interest in the Company.

In addition, conversion of the Series A Preferred Stock to common stock and exercise of the Warrants by Cap 1would dilute the ownership interest of existing holders of our common stock, and any sales of the underlying shares of common stock in the public market could adversely affect prevailing market prices of our common stock. Sales by holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Cap 1 may exercise significant influence over us.

Because Cap 1 is entitled to vote its Series A Preferred Stock on an as-converted basis, Cap 1 and its affiliates currently own approximately 37.9% of the Company’s outstanding voting power. Assuming the conversion of the Series A Preferred Stock and exercise of the Warrants also owned by Cap 1, Cap 1 and its affiliates would own approximately 53.4% of the outstanding shares of our common stock and voting power.  Additional pre-emptive rights and rights of first offer in the documents governing our Series A Preferred Stock may allow Cap 1 to maintain its ownership position. Cap 1 has agreed to vote shares of common stock issued upon exercise of the Warrants in favor of the board of directors’ recommendations as to the election of directors and matters submitted to a vote of the stockholders (except in the case of non-routine matters such as tender offers, mergers, acquisitions and similar transactions) for up to three years after the issuance date or until a change of control. However, Cap 1 has the ability to significantly influence, and may in the future be able to control, the outcome of any matter submitted for the vote of the holders of our common stock.

Under the terms of the Series A Preferred Stock, the Series A Preferred Stock generally ranks, with respect to the liquidation, dividends and redemption, senior to other securities.  The Stockholders’ Agreement provides that, so long as Cap 1 beneficially owns, on an as-converted basis, at least 11.4% of the outstanding  equity securities of the Company,  Cap 1’s approval is required in order for the Company or any subsidiary to i) materially change the nature of its business from owning, operating and managing ski resorts or ii) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries.

The Stockholders’ Agreement grants Cap 1 the right to nominate a director so long as it beneficially owns, on an as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee.  Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Cap 1 may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holder of our Series A Preferred Stock differing from those of our common stockholders.

The holder of our Series A Preferred Stock has the right to receive a liquidation preference entitling it to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock as well as a preferential right to receive cumulative dividends at the rate of 8% per annum on the liquidation value of $1,000 per share. The holder of our Series A Preferred Stock also has certain redemption and conversion rights, and there are limitations on the Company’s ability to redeem other securities.

These dividend obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holder of our Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.  The preferential rights could also result in divergent interests between the holder of shares of Series A Preferred Stock and holders of our common stock.

Provisions in our amended and restated articles of incorporation, our amended and restated bylaws and Missouri law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated articles of incorporation, our amended and restated bylaws and Missouri law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed above and elsewhere in this Report, factors that could cause fluctuations in the market price of our common stock include the following:

•	quarterly variations in our results of operations;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	failure to realize benefits and synergies anticipated in connection with the Snow Time acquisition;
•	sales, or perception of sales, in the market by our principal stockholders;
•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings against us;
•	fluctuations in trading volume;
•	future sales of our common stock; and
•	changes in investor sentiment toward the stock of ski resort and recreational services companies in general.

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

As a group, Timothy Boyd, Richard Deutsch and Stephen Mueller (the “Management Stockholders”) together with Cap 1 currently own 48.3% of the Company’s total voting power. As a result, these holders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment to our amended and restated articles of incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management, and will make the approval of certain transactions difficult or impossible without the support of these stockholders. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

We also registered all 559,296 shares of common stock that we may issue under the Peak Resorts, Inc. 2014 Equity Incentive Plan that has been adopted by the board of directors and stockholders.  These shares can be freely sold in the public market upon issuance, subject to vesting conditions.  As of April 30, 2019, 357,001 shares remained available for issuance.

We may not be able to refinance, extend or repay our debt when it comes due, which would have a material adverse effect on our financial condition.

The $12.4 million Royal Banks line of credit debt outstanding at April 30, 2019 matures in full on December 27, 2019, unless extended or renewed by agreement of the parties. The $50.0 million Cap 1 Term Loan debt outstanding at April 30, 2019 matures in full on November 30, 2020, subject to a one-year extension at our option. The $52.0 million EB-5 Development Notes debt outstanding at April 30, 2019 matures in full on December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent.

We may need to renew or extend the Royal Banks line of credit debt prior to its maturity. In addition, we anticipate that we will need to refinance the Term Loan debt and EB-5 Development Notes debt in order to repay the outstanding amounts when they mature, which may include entering into new credit facilities or the issuance of debt or equity capital. If we are unable to repay this debt at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we have or will be able to raise the necessary amount of capital to repay this debt as it matures, or that we will be able to extend the maturity dates or otherwise refinance these obligations. A default on the Term Loan would result in a default under certain other existing credit agreements, and our lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets and may require us to seek bankruptcy protection.

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

We may incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of Snow Time.  There are a large number of systems and functions that must continue to be integrated, including, but not limited to, management information, accounting and finance, payroll, and benefits and regulatory compliance.  Acquisitions are particularly challenging because the prior practices of target companies may not meet the requirements of the Sarbanes-Oxley Act of 2002 or U.S. GAAP standards applicable to publicly traded companies.  While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may be unable to successfully integrate our business with the business of Snow Time and realize the anticipated benefits of the Snow Time acquisition.

The Snow Time acquisition involves the combination of the businesses of two companies that have operated as independent companies.  Our management has been and will continue to be required to devote significant attention and resources to integrating our business practices and operations with those of Snow Time. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

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

Snow Time’s obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in Snow Time’s historical financial statements, may be greater than we have anticipated. The obligations and liabilities of Snow Time could have a material adverse effect on Snow Time’s value to our business, financial condition or results of operations. In the event we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

	Total	Skiable
Ski Resort/Location	Acres	Acres	Ownership	Usage
Alpine Valley, Chesterland, OH	135	54	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Attitash Mountain Resort, Bartlett, NH	1,134	307	Partially owned/partially used per terms of a special use permit (1) (2)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities and conference/meeting rooms
Big Boulder, Blakeslee, PA	107	65	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Boston Mills, Sagamore Hills, OH	100	40	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Brandywine, Sagamore Hills, OH	102	48	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Crotched Mountain, Bennington, NH	251	105	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities
Hidden Valley, Wildwood, MO	250	60	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities; headquarters offices
Hunter Mountain, Hunter, NY	1,537	285	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities and conference/meeting rooms
Jack Frost Ski Resort, Blakeslee, PA	201	80	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Liberty Mountain Resort, Carrol Valley, PA	454	98	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities, golf course and conference/meeting rooms
Mad River Mountain, Zanesfield, OH	324	144	Leased (3)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Mount Snow, West Dover, VT	588	490	Partially owned/partially used per terms of a special use permit (1)

Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, hotel/lodging facilities, conference/meeting rooms, golf course and developable land

Paoli Peaks, Paoli, IN	65	65	Partially leased/partially owned (4)	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Roundtop Mountain Resort, Lewisburry, PA	1,112	106	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Snow Creek, Weston, MO	460	40	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities and food/beverage facilities
Whitetail Mountain, Mercersburg, PA	1,261	125	Owned	Ski resort operations, including ski lifts, ski trails, terrain park, tubing, rental/retail facilities, food/beverage facilities, golf course and developable land
Wildcat Mountain, Jackson, NH	225	225	Used per terms of a special use permit (5)	Ski resort operations, including ski lifts, ski trails, terrain park, rental/retail facilities and food/beverage facilities

(1)

A substantial portion of the skiable terrain at Attitash and Mount Snow is federal land that we use pursuant to the terms of renewable permits with the U.S. Forest Service. The Attitash and Mount Snow special use permits expire on April 4, 2047.

(2)

During fiscal 2019, we sold our interest in the commercial space of a condominium property at our Attitash resort which had operated as a hotel under a rental management agreement with third party quarter-share intervals.

(3)

The Mad River Mountain lease terminates in 2034. The Company has the right of first offer to purchase the Mad River Mountain property should the lessor desire to transfer the property to another third-party ski resort operator, subject to certain exceptions.

(4)	The Paoli Peaks lease terminates in 2078.
(5)

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “SKIS” since November 21, 2014, following the completion of our IPO. Prior to that time, there was no public market for our common stock. As of June 25, 2019, 15,165,832 shares of our common stock were outstanding, held by approximately 28 holders of record.

Dividends

In fiscal 2015, the Company’s board of directors approved the commencement of a regular quarterly cash dividend on our common stock at a quarterly rate of $0.1375 per share.  In April 2016, the board suspended common stock dividends in consideration of our then current operating performance, debt agreement covenant compliance and liquidity position. The board approved the reinstatement of the common stock dividend in February 2017 at the quarterly rate of $0.07 per share. During fiscal 2019 and 2018, we paid quarterly cash dividends of $0.07 per share of common stock.

The declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors, subject to applicable state law, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, any future contractual restrictions, restrictions in our debt agreements and terms of outstanding Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations. As a holding company, our ability to declare and pay dividends is also dependent on our subsidiaries’ ability to make cash available to us by dividend, distribution or otherwise. Each of our subsidiaries is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them.

In addition, from and after the date that is nine months from the date of issuance, cumulative dividends accrue on the outstanding shares of Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information regarding restrictions on and terms governing our common stock and Series A Preferred Stock dividend payments.

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

	Year ended April 30,
	2019	2018	2017	2016	2015

Income Statement Information
Revenues	$184,426	$131,662	$123,249	$95,729	$104,858
Operating expense (1)	134,309	106,811	95,072	78,660	78,586
Depreciation and amortization	19,618	13,231	12,713	10,709	9,450
Land and building rent	1,393	1,401	1,395	1,386	1,440
Settlement of lawsuits	—	—	—	—	2,100
Gain on involuntary conversion	—	—	—	195	—
Interest expense, net	15,788	13,322	12,473	10,814	15,458
Defeasance fee paid with debt restructure	—	—	—	—	5,000
Gain on sale/leaseback	333	333	333	333	333
Other income	159	160	61	8	11
Income (loss) before income tax	13,620	(2,610)	1,990	(5,304)	(2,632)
Net income (loss)	$8,916	$1,352	$1,241	$(3,226)	$(1,854)
Basic earnings (loss) per share	$0.45	$(0.02)	$0.03	$(0.23)	$(0.22)
Diluted earnings (loss) per share	$0.45	$(0.02)	$0.03	$(0.23)	$(0.22)
Other Financial Information (unaudited)
Reported EBITDA (2)	$49,769	$25,585	$26,782	$16,240	$25,400
Capital expenditures	$30,515	$31,019	$11,454	$12,407	$12,116
Other Data (unaudited)
Operations:
Skier visits (3)	2,112	1,652	1,538	1,166	1,554
Revenue per skier visit (4)	$87.32	$79.70	$80.14	$82.11	$67.45
Revenue per visit (5)	$76.11	$71.75	$71.95	$73.32	$61.34
Tube visits	311	183	175	140	155
Total visits	2,423	1,835	1,713	1,306	1,709
Other Balance Sheet Data
Cash and cash equivalents	$30,194	$23,091	$33,665	$5,396	$16,849
Restricted cash (6)	$5,240	$13,338	$44,813	$61,099	$37,519
Total assets (7)	$410,648	$308,330	$319,946	$312,871	$240,570
Long-term debt (including current portions and revolving lines of credit) (7)	$229,797	$180,866	$185,585	$140,718	$100,062
Net debt (8)	$199,603	$157,775	$151,920	$135,322	$83,213
Dividends declared	$5,682	$5,516	$1,958	$5,768	$3,449
Total stockholders' equity	$82,225	$69,820	$73,761	$71,634	$80,438

(1)	Operating expenses before depreciation and amortization and land and building rent, and restructuring and impairment.
(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reported EBITDA” for a definition of Reported EBITDA and reconciliation to net income (loss).
(3)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day and includes both paid and complimentary access and excludes tube visits.
(4)	Revenue per skier visit is calculated by dividing total revenue by total skier visits during the respective periods.
(5)	Revenue per visit is calculated by dividing total revenue by total visits (ski and tube) during the respective periods.
(6)

Includes cash balances restricted i) per debt agreements for payment of interest, ii) per debt agreements for certain construction projects, and iii) per limited partnership agreements, and held in escrow pending the completion of fundraising for the respective limited partnership.

(7)

Reflects reclassification of prior periods to reflect the adoption of the Financial Accounting Standards Board’s (“FASB”) i) Accounting Standards Update (“ASU”) 2015‑03, “Interest—Imputation of Interest

(Subtopic 835‑30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and ii) ASU 2015‑17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires the presentation of deferred tax assets and liabilities on a net basis by jurisdiction. The Company adopted ASU 2015‑03 in fiscal 2015 and ASU 2015‑17 in fiscal 2018.

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

Overview

We own or lease and operate 17 ski resorts throughout the Northeast, Mid-Atlantic and Midwest, United States. Our ski resorts, which include both day ski resorts and overnight drive ski resorts, offer snow skiing, snowboarding and other snow sports. During the last two ski seasons, we had an average of 1.9 million skier visits each year.

We operate in a single reportable business segment—resort operations. The consolidated financial data presented in this Report is comprised of the data of our 17 ski resorts, including data of Liberty Mountain, Roundtop Mountain and Whitetail resorts since the date of the Snow Time acquisition.

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

Our largest source of revenue is the sale of lift tickets (including season passes) which represented approximately 50.5%, 46.8% and 47.1% of net revenue for the years ending April 30, 2019, 2018 and 2017, respectively. Lift ticket revenue is driven by the volume of lift tickets and season passes sold and the pricing of these items. Most of our season pass products are sold before the start of the ski season. For the 2018/2019, 2017/2018 and 2016/2017 ski seasons, approximately 34.2%, 36.3% and 34.5%, respectively, of total lift revenue recognized was comprised of season pass revenue. Season pass revenue, although collected prior to the ski season, is recognized ratably over the ski season based upon the number of days our resorts are open.

The cost structure of our operations has significant fixed and variable components. Our significant variable expenses include retail and food and beverage cost of sales, labor costs and power and utilities. As such, operating margins can fluctuate based on the level of revenues.

Recent Developments  - The Snow Time Acquisition and Related Financing

The Snow Time Acquisition

On November 21, 2018, we completed our acquisition of all of the issued and outstanding shares of common stock of Snow Time for total consideration of  $71.6 million, which consisted of $66.6 million in cash, net of cash acquired of $1.0 million, and 1,183,432 shares of common stock with a value of $6.0 million based on the Company’s closing stock price on the day the transaction closed. The sellers had the right to receive $6.0 million of common stock as determined using the average closing price of the common stock for the 20 trading days immediately preceding the closing, which was $5.07. We acquired Snow Time in order to expand our portfolio of resorts.

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

Term Loan Financing and Issuance of Preferred Stock and Warrants

We financed $50.0 million of the Snow Time consideration with the $50.0 million Term Loan from Cap 1 pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 (the “Credit Agreement”).

As consideration for the Term Loan and in lieu of fees, we issued Cap 1 the Financing Warrant to purchase 1,750,000 shares of common stock at $10.00 per share.

As a condition to the funding of the Term Loan, and for aggregate consideration of $20.0 million, we exercised our existing option (the “Cap 1 Option”) to issue to Cap 1 an additional 20,000 shares of Series A Preferred Stock, along with the 2018 Option Warrants to purchase shares of common stock  that expire 12 years from the date of issuance, as follows: i) 1,538,462 shares of common stock at $6.50 per share; ii) 625,000 shares of common stock at $8.00 per share; and iii) 555,556 shares of common stock at $9.00 per share.  The Cap 1 Option was provided for in the terms of the Securities Purchase Agreement between the Company and Cap 1, dated as of August 22, 2016, entered into in connection with the 2016 Private Placement. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Snow Time Acquisition purchase price. See “—Liquidity and Capital Resources” and Notes 5 and 6 to the accompanying consolidated financial statements.

The exercise prices of the 2018 Option Warrants must be paid in cash. At our option, the exercise price of the Financing Warrant may be paid in whole or in part in cash or settled through a cashless exercise.

Stockholders’ Agreement

On November 21, 2018, in connection with the closing of the Term Loan and the Snow Time acquisition, the Company, Cap 1 and the Management Stockholders entered into the Amended and Restated Stockholders’ Agreement which added the new shares of Series A Preferred Stock, 2018 Option Warrants, Financing Warrant and Extension Warrant, and the shares of common stock underlying such securities, to the scope of Stockholders’ Agreement entered into by the parties in 2016. The Stockholders’ Agreement otherwise remains unchanged and  i) provides Cap 1 a right to nominate a director to sit on the Company’s board of directors so long as Cap 1 beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, ii) restricts transfers of the Company’s securities by Cap 1 and the Management Stockholders, iii) provides Cap 1 with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders, iv) grants Cap 1 preemptive rights with respect to future issuances of securities, and v) requires Cap 1’s approval, so long as it meets certain ownership requirements (as defined), in order for the Company to a) materially change the nature of its business or b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value (as defined) of the Company and its subsidiaries.

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

The seasonality of our revenues amplifies the effect of events outside our control, especially weather. While our geographically diverse operating locations help mitigate the effect of weather conditions, adverse weather could lower attendance due to suboptimal skiing conditions or limited access to our resorts, render snowmaking wholly or partially ineffective in maintaining ski conditions, and increase operating costs related to snowmaking efforts and inefficient labor utilization. During years ended April 30, 2019, 2018 and 2017, the percentage of revenue we recognized in our third and fourth fiscal quarters, combined, was 91.9%, 87.6% and 87.3%, respectively. As a result, the operating results for any quarterly period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

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

During the 2018/2019 ski season we experienced favorable weather conditions in the Northeast that allowed two of our resorts to open in October, which was a first for these resorts while under our ownership. We did, however, experience some weather challenges which delayed the opening of some of our Midwest and Mid-Atlantic resorts until after the Christmas holiday. During the 2017/2018 ski season we encountered significant weather-driven challenges, including bitterly cold weather which depressed skier visits at times and rainy weather during a holiday weekend which depressed skier visits during one of our historically busiest weekends. Favorable weather conditions in the Northeast towards the end of the ski season helped to mitigate the impact of unfavorable weather conditions in the middle of the season. Similarly, we faced significant weather challenges during the 2016/2017 ski season due to unseasonably warm weather in the Midwest midway through the ski season.

In addition to our continued investment in snow making technologies and infrastructure, we rely on our season pass products to help mitigate the impact on our revenues from adverse weather.

Season Pass Products

For the 2016/2017 ski season we introduced the Peak Pass which currently allows skiers to utilize any of our resorts in the Northeast and Mid-Atlantic United States, in addition to certain of our resorts in the Midwest United States. The introduction of the Peak Pass contributed to the increased revenue we experienced in our 2019 and 2018 fiscal years as compared to our 2017 fiscal year, despite significant weather challenges during those fiscal years. Our pre-season season pass sales for the upcoming 2019/2020 increased 19.8% in dollars and 20.8% in units as compared to the 2018/2019 season, inclusive of sales from the resorts acquired in the Snow Time acquisition in both periods. Our 2018/2019 season pre-season pass sales had increased 8.6% in both dollars and units as compared to the same period for the 2017/2018 ski season.

Skier Visits

Our ski resorts operate in the Northeast, Mid-Atlantic and Midwest United States. Our skier visits of 2.1 million in fiscal 2019, which includes visit to the resorts acquired from Snow Time, were up 27.8% from fiscal 2018. Our skier visits increased 7.1% at legacy Peak Resorts properties. This compares to a 4.3% increase in total skier visits across the entire industry to Northeast, Mid-Atlantic and Midwest resorts as reported by the Kottke Report. Our total resort visits, which include tubing visits, were up 32.0% from fiscal 2018. Total visits to our Northeast and Mid-Atlantic resorts, in particular, increased to 1.81 million in fiscal 2019 from 1.25 million in fiscal 2018. Total visits to our Midwest resorts increased to 0.61 million in fiscal 2019 from 0.59 million in fiscal 2018.

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during fiscal 2019 we completed two major projects and continued to move forward with capital improvement projects at our other resorts.

•

At Hunter Mountain, we completed the Hunter North expansion project which increased the resort’s skiable acreage by approximately 25% and added automated snowmaking, a six-passenger detachable high-speed chair lift and parking area.

•

At Mount Snow, we completed the Carinthia Ski Lodge project. The Carinthia Ski Lodge project included the construction of a new ski lodge at the resort’s Carinthia base, comprised of a three-story, 36,000-square foot skier service building which includes i) a restaurant, cafeteria and bars with seating for over 600 people, ii) retail facilities, and iii) a sales center for lift tickets and equipment rentals.

•

At Hidden Valley, we completed the permitting process and substantially completed the construction of a zip line tour which we anticipate will generate additional sales and diversify that resort’s revenue base.  The zip line tour opened in May 2019.

Results of Operations

The following table presents our consolidated statements of operations for the years ended April 30, 2019, 2018 and 2017 (dollars in thousands):

				Percent	Percent
				increase	increase
	Year ended April 30,			(decrease)	(decrease)
	2019	2018	2017	2019/2018	2018/2017
Revenues:
Lift and tubing tickets	$93,168	$61,683	$58,100	51.0%	6.2%
Food and beverage	32,210	24,749	23,078	30.1%	7.2%
Equipment rental	15,065	9,991	8,582	50.8%	16.4%
Ski instruction	15,256	9,128	8,562	67.1%	6.6%
Hotel/lodging	8,909	9,874	9,731	(9.8)%	1.5%
Retail	9,277	6,748	6,395	37.5%	5.5%
Summer activities	4,727	4,459	4,549	6.0%	(2.0)%
Other	5,814	5,030	4,252	15.6%	18.3%
	184,426	131,662	123,249	40.1%	6.8%
Costs and Expenses:
Resort operating costs:
Labor and labor related expenses	61,440	53,026	48,253	15.9%	9.9%
Retail and food and beverage cost of sales	14,903	11,855	10,820	25.7%	9.6%
Power and utilities	11,417	8,331	7,843	37.0%	6.2%
Other	31,977	23,381	20,403	36.8%	14.6%
	119,737	96,593	87,319	24.0%	10.6%

Depreciation and amortization	19,618	13,231	12,713	48.3%	4.1%
General and administrative expenses	11,221	5,797	5,431	93.6%	6.7%
Real estate and other non-income taxes	3,351	2,286	2,322	46.6%	(1.6)%
Land and building rent	1,393	1,401	1,395	(0.6)%	0.4%
Restructuring and impairment charges	190	2,135	—	(91.1)%	100.0%
	155,510	121,443	109,180	28.1%	11.2%
Income from operations	28,916	10,219	14,069	183.0%	(27.4)%

Other (expense) income:
Interest, net of amounts capitalized of $783, $1,256, $1,545, respectively	(15,788)	(13,322)	(12,473)	18.5%	6.8%
Gain on sale/leaseback	333	333	333	—%	—%
Other income	159	160	61	(0.6)%	162.3%
	(15,296)	(12,829)	(12,079)	19.2%	6.2%

Income (loss) before income taxes	13,620	(2,610)	1,990	(621.8)%	(231.2)%
Income tax (benefit) expense	4,704	(3,962)	749	(218.7)%	(629.0)%
Net income	$8,916	$1,352	$1,241	559.5%	8.9%

Reported EBITDA	$49,769	$25,585	$26,782	94.5%	(4.5)%

Year Ended April 30, 2019, Compared with the Year Ended April 30, 2018

Net Revenue. Net revenue increased by $52.8 million, or 40.1%, for the year ended April 30, 2019, compared with the year ended April 30, 2018. The increase is primarily attributable to i) $42.3 million of revenue associated with the resort properties acquired in the Snow Time acquisition and ii) a $10.5 million increase in revenues at legacy Peak Resorts properties. The increased revenues at legacy Peak Resorts properties are primarily attributable to an earlier opening of our 2018/2019 ski season at the majority of our resorts and favorable weather conditions which increased skier visits, partially offset by reduced lodging and food and beverage sales at our Attitash resort as a result of our decision to cease operations of a hotel/restaurant facility as of the beginning of fiscal year 2019 (the “Attitash Hotel Closure”).

Resort Operating Costs. Resort operating costs increased $23.1 million, or 24.0%, for the year ended April 30, 2019, compared with the prior year. The increase is primarily attributable to i) $21.9 million of resort operating costs associated with the resort properties acquired in the Snow Time acquisition and ii) a $1.2 million increase in resort operating costs at legacy Peak Resorts properties. The increased operating costs at legacy Peak Resorts properties are primarily attributable to i) increased power and utility costs a result of a greater number of operating days as well as increased electric transmission charges associated with two of our Pennsylvania resorts and ii) increased costs of goods sold associated with higher retail and food and beverage sales, partially offset by a decrease in labor costs associated with i) the Attitash Hotel Closure and ii) our ongoing efforts to manage staffing levels at our resorts.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $6.4 million, or 48.3%, to $19.6 million for the year ended April 30, 2019, primarily as a result of i) additional depreciable assets added during the third quarter of fiscal 2019, including property and equipment acquired in the Snow Time Acquisition, the Hunter Mountain expansion project and the Carinthia Ski Lodge project and ii) additional amortizing intangible assets added during the third quarter of fiscal 2019 as a result of the Snow Time acquisition.

General and Administrative Costs. General and administrative expenses of approximately $11.2 million for the year ended April 30, 2019, increased by approximately $5.4 million, or 93.6%, primarily as a result of  i) a $3.8 million increase in performance-based incentive compensation, ii) $1.0 million of professional fees and other transaction costs associated with the Snow Time acquisition and iii) increased professional fees and other costs associated with the integration of Snow Time’s operations.

Restructuring and Impairment. During the year ended April 30, 2019, we incurred restructuring charges of $0.2 million which related to the Attitash Hotel Closure. In December 2017, we determined we would not be able to renew a management services agreement related to residential condominium units in a hotel property adjacent to our Attitash resort where we owned the commercial corridor. As a result, we decided to cease our operation of the hotel property as of April 30, 2018 (the “Attitash Hotel Closure”) and sold our interest in the hotel property. Total charges related to the Attitash Hotel Closure include $1.6 million of asset impairment charges and $0.3 million of severance and other costs. As of April 30, 2019, no amounts were accrued for costs associated with the Attitash Hotel Closure, and the Company expects it will not incur future additional charges related to the Attitash Hotel Closure.

Real Estate and Other Non-Income Taxes. Real estate and other non-income taxes of $3.4 million for the year ended April 30, 2019, increased by approximately $1.1 million, or 46.6%, as compared to the $2.3 million of real estate and other non-income taxes for the prior year. The increase is a result of  i) approximately $0.4 million real estate taxes associated with the resort properties acquired in the Snow Time acquisition, ii) rate increases and higher assessed values at certain legacy Peak Resorts properties and iii) property tax refunds received in fiscal 2018 which did not recur in fiscal 2019.

Interest, Net. Net interest expense of $15.8 million for the year ended April 30, 2019, increased by $2.5 million, or 18.5%, as compared to the $13.3 million of net interest expense for the prior year. The increase in net interest expense relates primarily to i) approximately $1.5 million of interest on the new Term Loan which began accruing during the third quarter of fiscal 2019, ii) a $0.5 million decrease in the amount of capitalized interest during fiscal 2019, as compared with fiscal 2018, and iii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax expense of $4.7 million for the year ended April 30, 2019 compares with an income tax benefit of $4.0 million for the year ended April 30, 2018, as a result of an increase in our effective tax rate applied to an increased earnings before income taxes. Our effective income tax rates were 34.5% and 151.8% for the year ended April 30, 2019 and 2018, respectively. The November 2018 acquisition of the Snow Time resort properties resulted in the inclusion of their operating results only for the ski season, the profitable period of their annual operations. The 2018 tax rate reflects the enactment of the 2017 Tax Act, which permanently reduced the U.S. corporate statutory rate from 35.0% to 21.0% as of January 1, 2018.

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

Reconciliations of net income to Reported EBITDA for the years ended April 30, 2019 and 2018 were as follows (dollars in thousands):

	Year ended April 30,
	2019	2018

Net income	$8,916	$1,352
Income tax expense (benefit)	4,704	(3,962)
Interest expense, net	15,788	13,322
Depreciation and amortization	19,618	13,231
Acquisition related costs	1,045	—
Restructuring and impairment charges	190	2,135
Other income	(159)	(160)
Gain on sale/leaseback	(333)	(333)
Reported EBITDA	$49,769	$25,585

Reported EBITDA increased by $24.2 million, or 94.5%, for the year ended April 30, 2019, as compared with the year ended April 30, 2018, primarily as a result of i) approximately $20.0 million of Reported EBITDA associated with the resort properties acquired in the Snow Time acquisition, and ii) increased revenue offset by lower relative operating expenses at legacy Peak Resorts properties.

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

Restructuring and Impairment. During the year ended April 30, 2018 we incurred restructuring and impairment charges totaling $2.1 million which included i) $1.7 million related to the Attitash Hotel Closure, and ii) $0.4 million related to the impairment of goodwill associated with our Alpine Valley ski resort. Charges related to the Attitash Hotel Closure included $1.6 million of asset impairment charges and $0.1 million of severance and other costs.

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

Reported EBITDA. Reconciliations of net income to Reported EBITDA for the years ended April 30, 2018 and 2017 were as follows (dollars in thousands):

	Year ended April 30,
	2018	2017

Net income	$1,352	$1,241
Income tax (benefit) expense	(3,962)	749
Interest expense, net	13,322	12,473
Depreciation and amortization	13,231	12,713
Restructuring and impairment charges	2,135	—
Other income	(160)	(61)
Gain on sale/leaseback	(333)	(333)
Reported EBITDA	$25,585	$26,782

Reported EBITDA decreased by $1.2 million, or 4.5%, for the year ended April 30, 2018, as compared with the year ended April 30, 2017, primarily as a result of higher resort operating costs relative to revenue which was driven by increased labor costs and deferred maintenance expenditures.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $34.5 million for the year ended April 30, 2019, as compared with net cash used by operating activities of $0.2 million and net cash provided by operating activities of $12.7 million for the years ended April 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities in fiscal 2019 as compared with fiscal 2018, is primarily due to i) higher net income and ii) positive changes in working capital related to prepaid rentals and interest. Under the terms of the various borrowing agreements we have with EPR, we are required to, at EPR’s discretion, either prepay a certain amount of interest and rental payments to EPR or deposit the equivalent amount of cash in a restricted account to fund interest payments to EPR. As of April 30, 2019 and 2018, we had prepaid interest and rentals to EPR of $8.2 million and $8.9 million, respectively, which are included in the caption prepaid expenses and other current liabilities in our consolidated balance sheets. As of April 30, 2017, there was no amount of interest or rent prepaid to EPR, however we had funded $8.8 into a restricted cash account to fund interest payments to EPR, which was included in the caption restricted cash in our consolidated balance sheet as of April 30, 2017.

Net cash of $96.2 million was used by investing activities during the year ended April 30, 2019, an increase of $65.1 million when compared with the $31.1 million during the year ended April 30, 2018. Investing cash flows in fiscal 2019 related primarily to i) $65.7 million of net cash paid to acquire Snow Time, and ii) $30.5 million in additions to property and equipment, primarily associated with the construction of the Carinthia Ski Lodge, Hunter North expansion and Hidden Valley Zip Tour projects. Additions to property and equipment during fiscal 2018 related primarily to the construction of the West Lake Water and Carinthia Ski Lodge projects.

Net cash of $60.7 million was provided by financing activities in year ended April 30, 2019, an increase of $71.5 million when compared with the $10.8 million used in the year ended April 30, 2018.   Financing cash flows in fiscal 2019 included i) approximately $70 million of proceeds from the Term Loan and the issuance of Series A Preferred Stock along with the 2018 Option Warrants and Financing Warrants to finance the Snow Time acquisition, ii) approximately $0.1 million of other borrowings and capital leases, partially offset by, iii) $2.9 million of debt repayments, iv) $0.9 million of financing fees related to the Term Loan, and v) $5.6 million of distributions to stockholders.  Financing cash flows in fiscal 2018 included i) the net repayment of approximately $5.9 million of credit facility and long-term debt, ii) $4.7 million of distributions to stockholders and iii) $0.1 of financing fees.

Liquidity and Significant Uses of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $30.2 million of cash and cash equivalents as of April 30, 2019, compared with $23.1 million at April 30, 2018. In addition, we had $5.2 million of restricted cash balances on hand as of April 30, 2019, for interest payments on the Term Loan and our revolving credit facilities. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth fiscal quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows, and believe that cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next 12 months.

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

We currently anticipate we will spend between approximately $12.0 million to $14.5 million on capital expenditures during fiscal 2020, which includes approximately $3.0 million to $3.5 million to complete snow making infrastructure improvements at the newly acquired Snow Time resorts; approximately $0.5 million to $1.0 million to finish construction of the zip tour at Hidden Valley; and approximately $8.5 million to $10.0 million on resort maintenance capital expenditures, which is consistent with our historical maintenance capital expenditures that are needed to maintain and improve the level of service and overall experiences we strive to provide our visitors. We currently plan to use cash on hand and/or cash flow generated from future operations to provide the cash necessary to execute our other capital projects and believe that these sources of cash will be adequate to meet our needs.

We continually evaluate opportunities to acquire new ski resorts. We expect that we would finance the acquisition of any new ski resorts through a combination of cash on hand, existing credit facilities, new financing arrangements or the issuance of debt or equity.

The outstanding shares of the Company’s Series A Preferred Stock accrue cumulative dividends on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share. All accrued and accumulated dividends on the Series A Preferred Stock are required to be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock. In accordance with the terms of the issuance of 20,000 shares of Series A Preferred Stock in November 2018, quarterly dividends on that share issuance begin to accrue in August 2019. We intend to pay Series A Preferred Stock dividends of approximately $0.4 million during each of the first and second quarters of fiscal 2020, and, thereafter, pay Series A Preferred Stock dividends of approximately $0.8 million per quarter ($3.2 million per year) once dividends on the shares issued in November 2018 begin to accrue.

Financing Arrangements

Long-term debt at April 30, 2019 and 2018, consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Cap 1, and EB‑5 limited partnerships.

We have presented in the table below the composition of our long-term debt as of April 30, 2019 and April 30, 2018 (dollars in thousands):

	2019	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020	50,058	—
Wildcat Mountain Note due 2020	3,030	3,231
Capital Leases	1,746	2,426
Other borrowings	514	1,184
Less: Unamortized debt issuance costs	(4,128)	(4,552)
	217,382	168,451
Less: Current maturities	(1,513)	(2,614)
	$215,869	$165,837

EPR Secured Notes

The Company has various secured borrowings (the “EPR Secured Notes”) under a master credit and security agreement and other related agreements, as amended, (together, the “EPR Agreements”) with EPR Properties and its affiliates (“EPR”). Each of the EPR Secured Notes is secured by one or more of the Company’s resort properties and is guaranteed by the Company. The EPR Secured Notes bear interest at specified interest rates which are subject to increase each year by the lesser of i) three times the percentage increase in the Consumer Price Index (as defined) or ii) a capped index (the “Capped CPI Index”) which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes.

Financial covenants set forth in the EPR Agreements consist of i) a maximum leverage ratio (as defined) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, ii) a consolidated fixed charge coverage ratio (as defined) of 1.50:1.00 on a rolling four quarter basis, and iii) a prohibition of the Company paying dividends if the Company is in default (as defined) or if the fixed charge coverage ratio (as defined) is below 1.25:1.00.

Non-financial covenants set forth in the EPR Agreements include i) restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens and ii) a requirement that the Company obtain the consent of EPR prior to redeeming any preferred or common stock.

The EPR Agreements also provide that none of the EPR Secured Notes may be prepaid without the consent of EPR and that any default under any of the EPR Secured Notes, lease agreements between the Company and EPR, or credit facilities with other lenders would constitute a default under all EPR Secured Notes and lease agreements. A change of control (as defined) would also constitute an event of default.

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

The EPR Agreements grant EPR certain other rights including i) an option to purchase the Company’s Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley resorts that is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable promissory notes for such properties, with any closings to be held on the applicable maturity dates, ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort properties, and iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. In the event EPR were to exercise one or more of its purchase options, the Company would be subject to capital gain taxes to the extent the purchase price exceeded the Company’s tax basis in the properties. As the Company has deducted tax depreciation for these properties on its federal income tax returns, the amount of capital gains and related taxes might be significant. To date, EPR has not exercised any purchase options. If EPR exercises a purchase option, EPR will enter into an agreement with us for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each.

The EPR Secured Notes include the following:

The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 11.04%.  This note is secured by a mortgage and other interests in the Company’s Alpine Valley ski resort.

The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 10.59%. This note is secured by a mortgage and other interests in the Company’s Boston Mills and Brandywine ski resorts.

The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 10.59%. This note is secured by a mortgage and other interests in the Company’s Jack Frost and Big Boulder ski resorts.

The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 11.61%. This note is secured by a mortgage and other interests in the Company’s Mount Snow ski resort.

The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest only payments through its maturity on January 5, 2036. As of April 30, 2019, interest on this note accrued at a rate of 8.43%. This note is secured by a mortgage and other interests in the Company’s Hunter Mountain ski resort.

EB‑5 Development Notes

The Company serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Limited Partnerships”), which were formed to raise $52.0 million through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and

Nationality Act (the “EB‑5 Program”). The EB‑5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB‑5 Investors”) seeking lawful permanent resident status based on their investment in a U.S. commercial enterprise.

On December 27, 2016, the Company borrowed $52.0 million from the Limited Partnerships to fund two capital projects at its Mount Snow ski resort. The development projects include i) the West Lake Water Project, which was completed during fiscal 2018 and included the construction of a new water storage reservoir for snowmaking, and ii) the Carinthia Ski Lodge Project, which was completed during fiscal 2019 and included the construction of a new skier service building. The amounts were borrowed through two loan agreements, which provided $30.0 million for the West Lake Water Project and $22.0 million for the Carinthia Ski Lodge project (together, the “EB‑5 Development Notes”).

Amounts outstanding under the EB‑5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB‑5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default (as defined), amounts outstanding under the EB‑5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. For so long as amounts under the EB‑5 Development Notes are outstanding, the Company is restricted from taking certain actions without the consent of the lenders, including, but not limited to transferring or disposing of the properties or assets financed with the loan proceeds. In addition, the Company is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB‑5 Investors from being admitted to the U.S. via the EB‑5 Program.

The Company has evaluated the facts and circumstances surrounding the Limited Partnerships and determined the Limited Partnerships do not require consolidation in the Company’s financial statements as the Company does not have a variable interest in the Limited Partnerships under either the variable interest model or the voting interest model, as substantive participation rights give the limited partners the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the Limited Partnerships’ business and thereby preclude the Company as general partner from exercising unilateral control over the partnerships.

Term Loan due 2020

The Company financed part of the cash consideration paid in the Snow Time acquisition with the $50.0 million Term Loan from Cap 1 pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018.

The Term Loan has an initial term of two years and bears interest at 6.95%, payable quarterly, subject to a 2.0% increase upon an event of default. The Term Loan is secured by all real property on which the Snow Time resorts are located and improvements thereon.  Amounts due under the Term Loan may be prepaid without penalty.

The Term Loan matures on November 30, 2020 and may be extended for an additional one-year period at the Company’s option, so long as no event of default has occurred. If extended, the Company has agreed to issue Cap 1 the Extension Warrant to purchase 666,667 shares of common stock, exercisable immediately from the issuance date and for up to ten years from the date of issuance, at $7.50 per share. The Extension Warrant was not issued upon closing the Term Loan and will only be issued if the Company exercises the one-year Term Loan extension right.

As consideration for the Term Loan and in lieu of fees, the Company also issued Cap 1 the Financing Warrant to purchase 1,750,000 shares of common stock at $10.00 per share, which is exercisable immediately and expires ten years from the date of issuance.

As a condition to the funding of the Term Loan, and for aggregate consideration of $20.0 million, we exercised the Cap 1 Option to issue to Cap 1 an additional 20,000 shares of Series A Preferred Stock along with the 2018 Option Warrants to purchase up to 2,719,018 shares of common stock at prices ranging from $6.50 per share to $9.00 per share. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Snow Time acquisition purchase price.

Wildcat Mountain Note

The Wildcat Mountain Note due December 22, 2020 bears interest at a fixed rate of 4.00% and is secured by a security interest in the improvements at the Company’s Wildcat Mountain ski resort. The loan is payable in monthly principal and interest payments with a balloon payment of $2.7 million due upon maturity.

Royal Banks of Missouri Credit Facilities

In December 2018, the Company renewed its existing credit facility with Royal Banks of Missouri (the “Royal Banks Credit Facility”). The Royal Banks Credit Facility provides for a $10.0 million working capital line of credit to be used for general business purposes and a $15.0 million acquisition line of credit to be used for the acquisition of additional ski resort properties. As of April 30, 2019, $12.4 million was outstanding under the 2017 Royal Banks Credit Facility and $12.6 million was unused and available.

The Royal Banks Credit Facility was renewed for one year, with loans payable in monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due in December 2019. The Company is required to fund a debt service account by depositing in three equal monthly installments an amount equal to the estimated annual interest due in connection with outstanding loans under the Royal Banks Credit Facility. As of April 30, 2019, $0.5 million was included in restricted cash on our consolidated balance sheet for these payments. The Company is required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25:1.00. In addition, were the Company’s fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50:1.00, the Company would be required to prefund certain other debt service payments, and should the ratio fall below 1.25:1.00, the Company would be prohibited from paying dividends. The Royal Banks Credit Facility is secured by the assets of the Company’s subsidiaries which operate its Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

As of April 30, 2019, the Company was in compliance with all debt covenants under its various credit facility and debt agreements.

Series A Preferred Stock

As more fully described in Notes 5 and 6 to our consolidated financial statements filed with this Report, on November 21, 2018, we issued an additional $20 million of Series A Preferred Stock and the 2018 Option Warrants to Cap 1, the proceeds of which were used to finance the remaining cash consideration for the Snow Time acquisition. As of April 30, 2019, a total of 40,000 shares of Series A Preferred Stock were outstanding.

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

Dividend Rights.  From and after the date that is nine months from the date of issuance, or August 21, 2019 for the shares issued on November 21, 2018, cumulative dividends accrue on the Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share.  All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on or redemption of any junior securities, provided that the Company may, prior to the payment of all accrued and accumulated dividends on the Series A Preferred Stock, i) declare or pay any dividend or distribution payable on the common stock in shares of common stock; or ii) repurchase common stock held by our employees or consultants upon termination of their employment or services pursuant to agreements providing for such repurchase.  We may also redeem or repurchase junior securities at any time when there are no accrued or accumulated unpaid dividends on the Series A Preferred Stock.

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

Redemption. The Series A Preferred Stock is subject to redemption i) at our option at a price of $1,250 per share, plus all unpaid accrued and accumulated dividends, at any time on or after the third anniversary of the issuance of the Series A Preferred Stock that the average closing price of our common stock on the 30 trading days preceding notice of the exercise of the redemption right is greater than $8.18; or ii) at the holder’s option upon a change in control.

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

We entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the Series A Preferred Stock, 2018 Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant.

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

Goodwill

At April 30, 2019, our goodwill balance relates to our Hunter Mountain ski resort and resorts we acquired in the Snow Time Acquisition. We conduct an assessment of the carrying value of goodwill annually, as of the last day of March, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. A quantitative test of goodwill requires us to make certain assumptions and estimates in determining fair value of our reporting units. When performing such a test, we use multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size. Significant judgment is required in making assumptions and estimates to perform a quantitative impairment test, and should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.

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

We did not record any impairment of goodwill for the years ended April 30, 2019 or 2017. As a result of the annual assessment as of March 31, 2018, we recorded an impairment loss of $0.4 million of goodwill associated with our Alpine Valley ski resort.

Income Taxes

We are subject to income taxes in the United States and numerous state jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense or benefit. Our income tax provision and deferred tax balances reflect our best assessment of estimated current and future taxes to be paid.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of our future pretax operating income and take into account the similar information with respect to business combinations occurring during the period, if any. While our assumptions about future taxable income are consistent with the plans and estimates we use to manage our business, they require significant judgment and are subject to factors beyond our control, such as impact of weather on our operations.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate. Changes in tax laws are accounted for in the period of enactment. On December 22, 2017, the U.S. government enacted the 2017 Tax Act which made broad and complex changes to the U.S. tax code that had an impact on our results and financial position as of and for our fiscal years ended April 30, 2019 and 2018. These impacts included, but were not limited to, i) a new bonus depreciation rule that allows for full expensing of qualified property, ii) a reduction of the U.S. federal corporate tax rate, iii) elimination of the corporate alternative minimum tax, iv) a new limitation on deductible interest expense, and v) limitations on NOLs generated after December 31, 2018, which caps their benefit at 80 percent of taxable income. We recorded income tax expense of $4.7 million for the year ended April 30, 2019. We recorded an income tax benefit of $4.0 million for the year ended April 30, 2018, which included a $0.1 million discrete benefit at the 2017 Tax Act enactment date and an additional benefit of $3.5 million which was directly attributable to the impact of the 2017 Tax Act’s reduced corporate tax rate that became effective January 1, 2018. The additional benefit arose because we are a calendar year taxpayer and the seasonality of our business resulted in significant losses during the first eight months of fiscal 2018, which produced a tax benefit at the prior corporate tax rate of 34%, and significant income during the period January to April 2018, which was subject to the lower 21% corporate tax rate implemented by the 2017 Tax Act.

As of April 30, 2019, we have federal income tax NOL carryforwards of $4.9 million, substantially all of which will expire in 2035. We believe it is more likely than not that the full benefit from a certain state’s NOL carryforwards will not be realized. In recognition of this risk, during the year ended April 30, 2018 we provided a valuation allowance of $0.4 million against the deferred tax assets relating to that state’s NOL carryforwards. We reevaluated the adequacy of that allowance as of April 30, 2019, and believe it remains adequate. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance would be recognized as a reduction of income tax expense. We expect the limitation on deductible interest contained in the 2017 Tax Act will make it more likely we will be able to utilize our existing federal NOL carryovers; however, this provision will give rise to interest carryforwards for the foreseeable future and, accordingly, will likely require the recognition of valuation allowances.  As of April 30, 2019, a valuation allowance of $0.4 million was established to reduce to zero the deferred tax asset related to interest carryforwards.

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

Long-Lived Assets, Excluding Goodwill

Impairment

We review the carrying amounts of property and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. For impairment testing purposes, long-lived assets are grouped at the lowest level for which there are identifiable cash flows; however, where identifiable cash flows are not independent of the cash flows of other assets, those long-lived assets are evaluated for impairment on a higher level. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. There was no impairment recognized during fiscal 2019. During fiscal 2018 we recognized an impairment loss to property and equipment of $1.6 million as a result of the Attitash Hotel Closure.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016‑09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments. This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled, and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this ASU as of April 30, 2019, and there was no impact on the Company’s consolidated financial statements upon adoption. The Company has elected to maintain its policy of accounting for the forfeiture of restricted stock units by estimating forfeitures.

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

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements, including the effect the standard will have on our deferred gain on sale/leaseback (see Note 10 to the accompanying consolidated financial statements). While we expect the pattern of expense for leases we currently classify as operating will be similar between the old and new guidance, we expect adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases we currently classify as operating. As of April 30, 2019, our future minimum lease payments under operating leases was approximately $14.7 million.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  We expect to adopt this ASU using the full retrospective approach and do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statement and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Peak Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peak Resorts, Inc. and its subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

St. Louis, Missouri

June 28, 2019

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year ended April 30,
	2019	2018	2017

Net revenue	$184,426	$131,662	$123,249
Operating expenses:
Resort operating costs	119,737	96,593	87,319
Depreciation and amortization	19,618	13,231	12,713
General and administrative	11,221	5,797	5,431
Land and building rent	1,393	1,401	1,395
Real estate and other taxes	3,351	2,286	2,322
Restructuring and impairment charges	190	2,135	—
Income from operations	28,916	10,219	14,069

Other (expense) income:
Interest, net of amounts capitalized of $783, $1,256 and $1,545, respectively	(15,788)	(13,322)	(12,473)
Gain on sale/leaseback	333	333	333
Other income	159	160	61
	(15,296)	(12,829)	(12,079)

Income (loss) before income taxes	13,620	(2,610)	1,990
Income tax expense (benefit)	4,704	(3,962)	749
Net income (loss)	$8,916	$1,352	$1,241

Less declaration and accretion of Series A preferred stock dividends	(2,320)	(1,600)	(800)
Net income (loss) attributable to common shareholders	$6,596	$(248)	$441

Basic earnings (loss) per common share	$0.45	$(0.02)	$0.03

Diluted earnings (loss) per common share	$0.45	$(0.02)	$0.03

Cash dividends declared per common share	$0.28	$0.28	$0.14

Cash dividends declared per preferred share	$80.00	$60.00	$—

See accompanying notes to consolidated financial statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	April 30,	April 30,
	2019	2018

Assets

Current assets:
Cash and cash equivalents	$30,194	$23,091
Restricted cash	5,240	1,163
Accounts receivable	9,514	8,560
Inventory	2,544	1,971
Prepaid expenses and other current assets	14,984	12,731
Total current assets	62,476	47,516

Property and equipment, net	287,121	204,095
Land held for development	38,657	37,634
Restricted cash, construction	—	12,175
Goodwill	18,173	4,382
Intangible assets, net	3,106	731
Other assets	1,115	1,797
Total assets	$410,648	$308,330

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$12,415
Current maturities of long-term debt	1,513	2,614
Accounts payable and accrued expenses	14,207	12,079
Accrued salaries, wages and related taxes and benefits	6,281	922
Unearned revenue	22,153	16,084
Current portion of deferred gain on sale/leaseback	333	333
Total current liabilities	56,902	44,447

Long-term debt, including related party debt of $50,058 and $0, less current maturities, respectively	215,869	165,837
Deferred gain on sale/leaseback	2,180	2,512
Deferred income taxes	18,384	7,809
Other liabilities	770	504
Total liabilities	294,105	221,109

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, 40,000 and 20,000 shares issued and outstanding, respectively	34,318	17,401

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 15,165,832 and 13,982,400 shares issued and outstanding, respectively	152	140
Additional paid-in capital	96,557	86,631
Accumulated deficit	(14,484)	(16,951)
Total stockholders' equity	82,225	69,820
Total liabilities and stockholders' equity	$410,648	$308,330

See accompanying notes to consolidated financial statements.

Peak Resorts Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2016	13,982,400	$140	$82,728	$(11,234)	$71,634

Issuance of common stock warrants	—	—	3,446	—	3,446
Net income	—	—	—	1,241	1,241
Dividends declared - common stock	—	—	—	(1,958)	(1,958)
Accretive dividend - preferred stock	—	—	—	(800)	(800)
Stock based compensation	—	—	198	—	198
Balances, April 30, 2017	13,982,400	$140	$86,372	$(12,751)	$73,761
			—		—
Net income	—	—	—	1,352	1,352
Dividends declared - common stock	—	—	—	(3,916)	(3,916)
Dividends declared - preferred, including $400 of accretive dividends	—	—	—	(1,600)	(1,600)
Dividends paid as restricted stock units	—	—	36	(36)	—
Stock based compensation	—	—	223	—	223
Balances, April 30, 2018	13,982,400	$140	$86,631	$(16,951)	$69,820

Net income	—	—	—	8,916	8,916
Issuance of common stock	1,183,432	12	5,964	—	5,976
Issuance of common stock warrants	—	—	3,730	—	3,730
Dividends declared - common stock	—	—	—	(4,082)	(4,082)
Dividends declared - preferred, including $720 of accretive dividends	—	—	—	(2,320)	(2,320)
Dividends paid as restricted stock units	—	—	47	(47)	—
Stock based compensation	—	—	185	—	185
Balances, April 30, 2019	15,165,832	$152	$96,557	$(14,484)	$82,225

See accompanying notes to consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year ended April 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$8,916	$1,352	$1,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangibles	19,618	13,231	12,713
Deferred income tax	2,868	(4,074)	303
Amortization of deferred financing costs	1,276	1,084	1,133
Loss on disposal of fixed assets	424	—
Stock based compensation	185	223	198
Non-cash impairment loss	—	2,029	—
Amortization of original issue premium	(10)	—
Amortization of other liabilities	(36)	(36)	(36)
Gain on sale/leaseback	(333)	(333)	(333)
Changes in operating assets and liabilities:
Accounts receivable	(746)	(3,477)	(311)
Inventory	396	244	515
Prepaid expenses and other current liabilities	(1,150)	(10,798)	497
Other assets	682	(1,149)	155
Accounts payable and accrued expenses	(2,794)	(385)	(4,387)
Accrued salaries, wages and related taxes and benefits	4,645	(113)	116
Unearned revenue	570	1,992	859
Net cash provided by (used in) operating activities	34,511	(210)	12,663

Cash flows from investing activities:
Additions to property and equipment	(30,515)	(31,019)	(11,454)
Additions to land held for development	(23)	(51)	(41)
Business combination, net of cash acquired of $1,026, $0 and $0, respectively	(65,667)	—	—
Net cash used in investing activities	(96,205)	(31,070)	(11,495)

Cash flows from financing activities:
Borrowings on lines of credit	—	12,415	10,000
Payments on lines of credit	—	(4,500)	—
Borrowings on long-term debt	50,168	102	51,533
Payments on long-term debt and capital lease obligations	(2,945)	(13,932)	(2,412)
Proceeds from issuance of preferred stock	16,197	—	16,201
Proceeds from issuance of common stock warrants	3,730	—	3,446
Distributions to stockholders	(5,599)	(4,716)	(979)
Payment of deferred financing costs	(852)	(138)	(4,470)
Payment on line of credit and bridge loans	—	—	(11,000)
Release from EB-5 investor funds held in escrow	—	—	(51,504)
Net cash provided by (used in) financing activities	60,699	(10,769)	10,815

Net (decrease) increase in cash, cash equivalents and restricted cash	(995)	(42,049)	11,983
Cash, cash equivalents, and restricted cash, beginning of period	36,429	78,478	66,495
Cash, cash equivalents, and restricted cash, end of period	$35,434	$36,429	$78,478

Supplemental cash flow information:
Cash paid income taxes	$209	$59	$40
Cash paid interest, including amounts prepaid of $8,229, $8,905 and $0, respectively	$14,906	$22,399	$13,273

Supplemental disclosure of noncash investing and financing activities:
Business combination consideration paid in common stock	$5,976	$—	$—
Capital lease agreements to acquire equipment	$1,294	$—	$83
Assets under construction included in accounts payable	$913	$235	$542
Reclassification of EB-5 funds from escrow to long term debt	$—	$500	$—
Accretive dividends - Series A preferred stock	$720	$400	$800
Accrued dividends, common and preferred	$1,462	$1,379	$979

See accompanying notes to consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.        Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Peak Resorts, Inc., a Missouri corporation, was formed on September 24, 1997, and together with its subsidiaries, is a leading owner and operator of high-quality, individually branded ski resorts in the United States and operates 17 ski resorts located in the Northeast, Mid-Atlantic and Midwest United States, 16 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Washington D.C., Baltimore, Cleveland, Kansas City and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of more than 2,300 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, golf, zip lines, mountain coasters, mountain biking, hiking, paint ball and other summer activities. Peak Resorts, Inc., together with its subsidiaries, is herein referred to as “the Company.”

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	fair value of assets acquired and liabilities assumed in acquisitions;
•	useful lives of property, equipment and intangible assets;
•	long-lived and intangible asset impairments, including goodwill;
•	tax related items; and
•	contingencies.

Cash and Cash Equivalents and Restricted Cash

The Company considers i) all credit card and debit card transactions that process in less than seven days and ii) short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The amounts due from banks for credit card and debit card transactions classified as cash and cash equivalents was $1,446  and $1,669 at April 30, 2019 and 2018, respectively.

The provisions of certain of the Company’s debt instruments require that the Company maintain a deposit with the respective lender in an amount equal to the estimated minimum interest payment through December 31 of a given year, and the proceeds from certain borrowing for capital projects are restricted as to use. Restricted cash related to interest payments and capital projects are included on the consolidated balance sheets under the captions restricted cash and restricted cash, construction, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flow:

	April 30,
	2019	2018
Cash and cash equivalents	$30,194	$23,091
Restricted cash	5,240	1,163
Restricted cash, construction	—	12,175
Total cash, cash equivalents, and restricted cash, end of period	$35,434	$36,429

Accounts Receivable

The Company’s accounts receivable balance consists primarily of amounts due under advance season pass installment plans sold during the fourth quarter of its fiscal year. The Company performs ongoing reviews of the collectability of accounts receivable and, when necessary, establishes reserves for estimated credit losses. In assessing the need for and in determining the amount of any reserve for credit losses, the Company considers the level of historical bad debts, the credit worthiness of significant debtors based on periodic credit evaluations and significant economic developments that could adversely impact upon a customer’s ability to pay amounts owed the Company. As of April 30, 2019 and 2018, the Company determined that no allowance for credit loss was required on its receivable balance as of those dates.

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

Land Held for Development

Land held for development relates to projects in and around its Mount Snow and Liberty Mountain resorts, and is carried at acquisition cost plus costs attributable to its ongoing development, including capitalized interest.

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

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if a triggering event were to occur in an interim period. The Company tests for goodwill impairment at the reporting unit level and has concluded that each of its resorts constitutes a reporting unit. As of April 30, 2019, the Company’s goodwill balance is associated with the Hunter Mountain, Liberty Mountain, Whitetail and Roundtop Mountain resorts.

Development Costs

Costs related to major development projects at the Company’s ski resorts, including planning, engineering and permitting are capitalized. When acquiring, developing and constructing real estate assets, the Company capitalizes costs. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Costs capitalized include permits, licenses, fees, legal costs, interest, development, and construction costs.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are recorded as a reduction in the carrying amount of the related debt and are amortized to interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method.

Classification of Preferred Stock

The Company considers whether substantive redemption features exist in preferred stock instruments in which case it may be classified outside of equity, such as temporary equity or as a liability. Additionally, the Company evaluates whether preferred stock instruments contains any embedded or stand-alone instruments, which require separate recognition. The Company presents mandatorily redeemable preferred stock as a liability and contingently redeemable preferred stock and preferred stock that is redeemable outside the control of the Company as temporary equity on the consolidated balance sheets.

Stock Warrants

The Company accounts for stock warrants as either equity or liability awards based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance with no further adjustments to their valuation made. Warrants classified as a liability are recorded at fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. When warrants are issued in conjunction with preferred stock and long-term debt, the warrants are recorded based on the proceeds received allocated to the elements’ relative fair values.

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

Revenue Recognition

Revenues from operations are generated from a wide variety of sources including snow pass sales, snow sports lessons, equipment rentals, retail product sales, food and beverage operations, and golf course operations. Revenues are recognized as services are provided or products are sold. Sales of season passes and other seasonal products are initially deferred in unearned revenue and recognized ratably over the number of days the Company expects they may be used.

Advertising Costs

Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended April 30, 2019, 2018 and 2017 was $3,735, $2,890 and $2,700, respectively.

Taxes Collected from Customers

Taxes collected from customers and remitted to tax authorities include local and state sales taxes on snow pass sales as well as food service and retail transactions at the Company’s resorts. Sales taxes collected from customers are recognized as a liability, with such liability being reduced when collected amounts are remitted to the taxing authority.

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

Deferred tax assets are recognized to the extent the Company determines these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If it is determined that the future realization of deferred tax assets would be in an amount less than their net recorded amount, a valuation allowance would be provided, thereby increasing the provision for income taxes. Conversely, if it is determined that the benefit from realization of such deferred tax assets would exceed their net recorded amount, an adjustment would be made to reduce the valuation allowance thereby reducing the provision for income taxes.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014 due to the statute of limitations.

The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period. Reclassifications had no effect on the reported amounts of net income or stockholders’ equity.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides new guidance related to accounting for share-based payments. This ASU requires entities to record the income tax effect of share-based payments when the awards vest or are settled, and clarifies the cash flow statement presentation of excess tax benefits and withholding tax payments. In addition, the ASU allows for a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this ASU as of April 30, 2019, and there was no material impact on the Company’s consolidated financial statements upon adoption. The Company has elected to maintain its policy of accounting for the forfeiture of restricted stock units (“RSUs”) by estimating forfeitures.

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

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements, including an evaluation of  the effect the standard will have on the Company’s deferred gain on sale/leaseback (see Note 10). While the Company expects the pattern of expense for leases it currently classified as operating will be similar between the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of April 30, 2019, future minimum lease payments under operating leases was $14,699.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606),” which was subsequently modified by other ASUs from 2015 through 2017. This ASU, as amended, provides new guidance for the recognition of revenue and provides for a five-step analysis of transactions to determine when and how revenue is recognized. This ASU establishes a core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU may be adopted using either a full or modified retrospective approach and will be applicable for the Company as of April 30, 2020, with early adoption permitted.  The Company expects to adopt this ASU using the modified retrospective approach and does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

Note 2. The Snow Time Acquisition

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

Snow Time’s resort properties include Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Resort, which are day and overnight drive ski resorts located in southern Pennsylvania serving the Baltimore and Washington, D.C. metropolitan areas. The acquired resorts also include two 18-hole golf courses, a 115-room hotel and conference center and more than 20 food and beverage locations across the three resorts, among other amenities. Net revenue and earnings before income tax from the resorts acquired in the Snow Time Acquisition of $42,335 and $13,283, respectively, was included in the consolidated statements of operations for the year ended April 30, 2019.

Purchase price allocation

The following table summarizes the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed in the Snow Time Acquisition as of November 21, 2018. The Company is in the process of completing various valuation studies which, when completed, may impact the estimated fair value of property and equipment and deferred taxes.

Tangible assets and liabilities:
Accounts receivable	$208
Inventories	969
Property and equipment	70,433
Land held for development	1,000
Other current assets	1,103
Accounts payable and accrued expenses	(4,166)
Accrued salaries, wages and related taxes and benefits	(714)
Unearned revenue	(5,499)
Deferred income taxes	(7,707)
Other long-term liabilities	(300)
Intangible assets:
Identifiable intangible asset	2,525
Goodwill	13,791
Total preliminary purchase price allocation	$71,643

Goodwill and Identifiable Intangible Assets

Identifiable intangible assets acquired include Snow Time’s customer relationships, trade names, liquor licenses, and water and land use agreements. Values established for these items were $944, $689, $490 and $402, respectively. The liquor licenses and certain of the water rights agreements are considered indefinite lived intangible assets, and the estimated useful lives of the customer lists, trade names and the remaining favorable agreements are 5 years, 15 years and 11 years, respectively.

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Based upon the preliminary estimated fair value of the net tangible assets acquired and the values of the identifiable intangible assets acquired, the goodwill recognized in the Snow Time Acquisition was $13,791 and represents the value of the assembled workforce, the additional value to the Company expected from growth as the Company expands its market position in the Mid-Atlantic United States and other intangible benefits. Approximately $646 of the goodwill is expected to be deductible for income tax purposes.

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Peak Resorts, Inc. and Snow Time for the years ended April 30, 2019 and 2018, as if the Snow Time Acquisition had been completed on May 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Snow Time Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma revenues and earnings of the combined companies:

	Year ended April 30,
	2019	2018
Net revenue	$192,527	$180,297
Net loss	$(2,676)	$(5,887)

The pro forma net income was adjusted to give effect to pro forma events which are directly attributable to the Snow Time Acquisition. Adjustments to the pro forma net income for the year ended April 30, 2019 included: i) the exclusion of $1,045 of acquisition-related costs incurred by Peak Resorts, Inc., ii) the addition of interest and financing cost amortization of $2,507 and iii) the increase of $2,942 of net expense related to fair value adjustments to acquisition-date net assets acquired. Adjustments to the pro forma net income for the year ended April 30, 2018 included the addition of interest and financing cost amortization of $3,892 and the increase of $5,538 of net expense related to fair value adjustments to acquisition-date net assets acquired.

Transaction Costs

During the year ended April 30, 2019, the Company incurred $1,045 of acquisition related costs which have been included in general and administrative costs in the consolidated statements of operations.

Note 3.        Property and Equipment

The composition of property and equipment is as follows:

	April 30,	April 30,
	2019	2018
Land and improvements	$73,486	$54,785
Buildings and improvements	141,439	75,321
Equipment, furniture and fixtures	201,773	175,532
Construction in progress	8,198	16,787
	424,896	322,425
Less: accumulated depreciation and amortization	137,775	118,330
	$287,121	$204,095

Depreciation expense for the years ended April 30, 2019, 2018 and 2017, was $19,468, $13,174 and $12,655, respectively. As of April 30, 2019 and 2018, equipment under capital leases with a cost of $9,935 and $7,753, respectively, and accumulated depreciation of $2,109 and $1,368, respectively, was included in property and equipment.

Note 4.        Goodwill and Intangible Assets

Goodwill

As of April 30, 2019, the Company had goodwill of $18,173 related to acquisitions. The Company conducts an assessment of the carrying value of goodwill annually, as of last day of March, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. The Company did not record any impairment of goodwill for the years ended April 30, 2019 or 2017. As a result of the annual assessment as of March 31, 2018, the Company recorded an impairment loss of $443 of goodwill associated with its Alpine Valley ski resort. The Company used a discounted cash flow approach with Level 2 and Level 3 inputs. As of April 30, 2019, the balance of goodwill relates to the Company’s Hunter Mountain, Liberty Mountain, Whitetail and Roundtop Mountain ski resorts.

Changes to the carrying value of goodwill over the three years ended April 30, 2019 are as follows:

	April 30,	Impairment	April 30,		April 30,
	2017	Losses	2018	Additions	2019
Goodwill	$4,825	$—	$4,825	$13,791	$18,616
Accumulated impairment losses	—	(443)	(443)	—	(443)
	$4,825	$(443)	$4,382	$13,791	$18,173

Intangible Assets

The components of intangible assets subject to amortization are as follows:

	April 30, 2019			April 30, 2018
	Gross			Gross
	carrying	Accumulated	Net book	carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
Trade names	$1,457	$191	$1,266	$768	$120	$648
Customer relationships	1,041	92	949	97	14	83
Water rights agreements	25	1	24	—	—	—
Total definite	2,523	284	2,239	865	134	731
Liquor licenses	490	—	490	—	—	—
Water and land use agreements	377	—	377	—	—	—
Total indefinite	867	—	867	—	—	—
	$3,390	$284	$3,106	$865	$134	$731

Intangible amortization expense for the years ended April 30, 2019, 2018 and 2017, was $150, $57 and $58, respectively. Trade names, customer relationships and certain water rights agreements are being amortized over 5 to 15 years, 15 years and 11 years, respectively. The expected future annual amortization expense for definite-lived intangible assets is $268 each year for the next five fiscal years and $899 thereafter.

5.        Long‑term Debt and Revolving Credit Facilities

The composition of long-term debt at April 30, is as follows:

	2019	2018
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020, related party debt	50,058	—
Wildcat Mountain Note due 2020	3,030	3,231
Capital Leases	1,746	2,426
Other borrowings	514	1,184
Less: Unamortized debt issuance costs	(4,128)	(4,552)
	217,382	168,451
Less: Current maturities	(1,513)	(2,614)
	$215,869	$165,837

EPR Secured Notes

The Company has various secured borrowings (the “EPR Secured Notes”) under a master credit and security agreement and other related agreements, as amended, (together, the “EPR Agreements”) with EPR Properties and its affiliates (“EPR”). Each of the EPR Secured Notes is secured by one or more of the Company’s resort properties and is guaranteed by the Company. The EPR Secured Notes bear interest at specified interest rates which are subject to increase each year by the lesser of i) three times the percentage increase in the Consumer Price Index (as defined) or ii) a capped index (the “Capped CPI Index”) which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The Company has determined the Capped CPI Index features represent an embedded derivative; however, this derivative does not require bifurcation and separate presentation at fair value because the Capped CPI Index feature is closely related to the debt instrument.

The following table illustrates the potential future interest rates applicable to the EPR Secured Notes for each of the next five years, assuming rates increase by the Capped CPI Index:

				Boston Mills/Brandywine
		Hunter Mountain Secured	Alpine Valley Secured	and Jack Frost/Big
Rates as of April 30,	Mount Snow Secured Note	Note	Note	Boulder Secured Notes
2019	11.61%	8.43%	11.04%	10.59%
2020	11.78%	8.58%	11.21%	10.75%
2021	11.96%	8.73%	11.38%	10.91%
2022	12.14%	8.88%	11.55%	11.07%
2023	12.32%	9.04%	11.72%	11.24%
2024	12.50%	9.20%	11.90%	11.41%

Financial covenants set forth in the EPR Agreements consist of i) a maximum leverage ratio (as defined) of 65%, above which the Company and certain of its subsidiaries are prohibited from incurring additional indebtedness, ii) a consolidated fixed charge coverage ratio (as defined) of 1.50:1.00 on a rolling four quarter basis, and iii) a prohibition of the Company paying dividends if the Company is in default (as defined) or if the fixed charge coverage ratio (as defined) is below 1.25:1.00. During the first two quarters of fiscal year 2017, the Company’s fixed charge coverage ratio fell below 1.25:1.00 and, as a result, the Company was prohibited from paying dividends. As of April 30, 2019, the Company was in compliance with all debt covenants.

Non-financial covenants set forth in the EPR Agreements include i) restrictions on certain transactions, including mergers, acquisitions, leases, asset sales, loans to third parties, and the incurrence of certain additional debt and liens and ii) a requirement that the Company obtain the consent of EPR prior to redeeming any preferred or common stock.

The EPR Agreements also provide that none of the EPR Secured Notes may be prepaid without the consent of EPR and that any default under any of the EPR Secured Notes, lease agreements between the Company and EPR, or credit facilities with other lenders would constitute a default under all EPR Secured Notes and lease agreements. A change in control (as defined) would also constitute an event of default.

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

The EPR Agreements grant EPR certain other rights including i) an option to purchase the Company’s Boston Mills, Brandywine, Jack Frost, Big Boulder and Alpine Valley resorts that is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable promissory notes for such properties, with any closings to be held on the maturity dates, ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by the Company with respect to any new or existing ski resort properties, and iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any purchase options. If EPR exercises a purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each.

Under the terms of the various borrowing agreements the Company has with EPR, it is required to, at EPR’s discretion, either prepay a certain amount of interest payments to EPR or deposit the equivalent amount of cash in a restricted account to fund interest payments to EPR. As of April 30, 2019 and 2018, the Company had prepaid interest to EPR of $8,229 and $8,905, respectively,  which is included in the caption prepaid expenses and deposits.

The EPR Secured Notes include the following:

The Alpine Valley Secured Note. The $4,550 Alpine Valley Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 11.04%.  This note is secured by a mortgage and other interests in the Company’s Alpine Valley ski resort.

The Boston Mills/Brandywine Secured Note. The $23,294 Boston Mills/Brandywine Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 10.59%. This note is secured by a mortgage and other interests in the Company’s Boston Mills and Brandywine ski resorts.

The Jack Frost/Big Boulder Secured Note. The $14,268 Jack Frost/Big Boulder Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 10.59%. This note is secured by a mortgage and other interests in the Company’s Jack Frost and Big Boulder ski resorts.

The Mount Snow Secured Note. The $51,050 Mount Snow Secured Note provides for interest only payments through its maturity on December 1, 2034. As of April 30, 2019, interest on this note accrued at a rate of 11.61%. This note is secured by a mortgage and other interests in the Company’s Mount Snow ski resort.

The Hunter Mountain Secured Note. The $21,000 Hunter Mountain Secured Note provides for interest only payments through its maturity on January 5, 2036. As of April 30, 2019, interest on this note accrued at a rate of 8.43%. This note is secured by a mortgage and other interests in the Company’s Hunter Mountain ski resort.

EB‑5 Development Notes

The Company serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Limited Partnerships”), which were formed to raise $52,000 through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and Nationality Act (the “EB‑5 Program”). The EB‑5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB‑5 Investors”) seeking lawful permanent resident status based on their investment in a U.S. commercial enterprise.

On December 27, 2016, the Company borrowed $52,000 from the Limited Partnerships to fund two capital projects at its Mount Snow ski resort. The development projects include i) the West Lake Water Project, which was completed during fiscal 2018 and included the construction of a new water storage reservoir for snowmaking, and ii) the Carinthia Ski Lodge Project, which was completed during fiscal 2019 and included the construction of a new skier service building. The amounts were borrowed through two loan agreements, which provided $30,000 for the West Lake Water Project and $22,000 for the Carinthia Ski Lodge project (together, the “EB‑5 Development Notes”).

Amounts outstanding under the EB‑5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to extension of up to an additional two years at the option of the borrowers with lender consent. If the maturity date is extended, amounts outstanding under the EB‑5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension.

Upon an event of default (as defined), amounts outstanding under the EB‑5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. For so long as amounts under the EB‑5 Development Notes are outstanding, the Company is restricted from taking certain actions without the consent of the lenders, including, but not limited to transferring or disposing of the properties or assets financed with the loan proceeds. In addition, the Company is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB‑5 Investors from being admitted to the U.S. via the EB‑5 Program.

The Company has evaluated the facts and circumstances surrounding the Limited Partnerships and determined the Limited Partnerships do not require consolidation in the Company’s financial statements as the Company does not have a variable interest in the Limited Partnerships under either the variable interest model or the voting interest model, as substantive participation rights give the limited partners the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the Limited Partnerships’ business and thereby preclude the Company as general partner from exercising unilateral control over the partnerships.

Term Loan due 2020 – Related Party Debt

The Company financed part of the cash consideration paid in the Snow Time Acquisition with a $50,000 senior secured term loan (the “Term Loan”) from Cap 1 LLC (“Cap 1”) pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018.  Cap 1 is considered a related party because of the level of its ownership interest, as described below, in the Company. The Term Loan was issued at a premium of $68, which is being amortized over the loans term. As of April 30, 2019, the carrying value of the Term Loan reflects $58 of unamortized original issue premium.

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

As a condition to the funding of the Term Loan, and for aggregate consideration of $20.0 million, the Company exercised the existing Cap 1 Option to issue to Cap 1 an additional 20,000 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), along with additional warrants to purchase shares of common stock. See Note 6. The Company used the Cap 1 Option proceeds to fund the remainder of the cash portion of the Acquisition purchase price.

Related Party Nature of Cap 1

Cap 1 and its affiliates currently own 1,797,705 shares of the Company’s common stock, 40,000 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 7,188,036 shares of the Company’s common stock at prices ranging from $6.50 to $10.00 per share. See Note 6 for information regarding the Company’s transactions with Cap 1 and a summary of the Series A Preferred Stock and warrant terms and conditions.

Because Cap 1 is entitled to vote its Series A Preferred Stock on an as-converted basis, Cap 1 and its affiliates currently own approximately 37.9% of the Company’s outstanding voting power. Assuming the conversion of the Series A Preferred Stock and exercise of all warrants held by Cap 1, Cap 1 would own approximately 53.4% of the outstanding shares of our common stock and voting power. Pursuant to the terms of the Amended and Restated Voting Agreement entered into between the Company, Cap 1 and the Management Stockholders in connection with the closing of the Term Loan in November 2018, Cap 1 has agreed that for up to three years after the issuance date or until a change of control, it will vote any shares of common stock issued upon exercise of any warrants held by Cap 1 in favor of the board of directors’ recommendations as to the election, removal or replacement of directors and all other proposals submitted to the vote of stockholders, except in the case of non-routine matters such as tender offers, mergers, acquisitions and similar transactions.

Cap 1 also has the right to nominate a director to the Company’s board of directors so long as it beneficially owns, on an as-converted basis, at least 20% of the outstanding equity securities of the Company, subject to satisfaction of reasonable qualification standards and Nominating and Corporate Governance Committee approval of the nominee.  See Note 6.

During the year ended April 30, 2019, the Company paid Cap 1 $1,265 of interest related to the Term Loan, and as of April 30, 2019, the Company had $1,738 in restricted cash to fund a debt service account for the estimated interest payments due through the end of calendar 2019.

Wildcat Mountain Note

The Wildcat Mountain Note due December 22, 2020 bears interest at a fixed rate of 4.00% and is secured by a security interest in the improvements at the Company’s Wildcat Mountain ski resort. The loan is payable in monthly principal and interest payments of $27 with a balloon payment of $2,675 due upon maturity.

Future Debt Payments

The schedule of principal payments for long-term debt at April 30, 2019, is as follows:

Year Ended April 30,
2020	$1,513
2021	53,233
2022	52,519
2023	31
2024	5
Thereafter	114,209
$221,510

Amortization of deferred financing costs for the years ended April 30, 2019, 2018 and 2017 was $1,276, $1,084 and $1,133, respectively. Amortization of deferred financing costs are estimated to be $1,392, $1,191, $664, $70, $70 and $741 for the years ended April 30, 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.

Royal Banks of Missouri Credit Facilities

In addition to the credit facilities listed above, the Company maintains a $10,000 working capital line of credit and a $15,000 acquisition line of credit with Royal Banks of Missouri pursuant to a credit agreement that was renewed by the Company and Royal Banks of Missouri on December 27, 2018 (the “Royal Banks Credit Facility”). The Royal Banks Credit Facility expires on December 27, 2019. As of April 30, 2019, nothing was outstanding under the working capital line of credit and $12,415 was outstanding under the acquisition line of credit, and $10,000 and $2,585 was unused and available under the lines of credit, respectively.

The Royal Banks Credit Facility was renewed for one year, and requires monthly interest only installments charged at the bank’s prime rate plus 1.00% per annum, with any outstanding principal amounts due in December 2019. As of April 30, 2019, the Company had $548 in restricted cash to fund a debt service account for the estimated interest payments due through the end of calendar 2019 in connection with outstanding loans under the Royal Banks Credit Facility. The Company is required to maintain a minimum debt service coverage ratio (as defined in the credit agreement) of 1.25:1.00. In addition, were the Company’s fixed charge coverage ratio (as defined in the credit agreement) to fall below 1.50:1.00, the Company would be required to prefund certain other debt service payments, and should the ratio fall below 1.25:1.00, the Company would be prohibited from paying dividends. The  Royal Banks Credit Facility is secured by the assets of the Company’s subsidiaries which operate its Hidden Valley, Paoli Peaks, Snow Creek, Crotched Mountain and Attitash resorts.

6.        Series A Preferred Stock and Stock Warrants

Series A Preferred Stock

On August 22, 2016, the Company entered into a private placement (the “Private Placement”) securities purchase agreement (the “Securities Purchase Agreement”) with CAP 1 and affiliates in connection with the sale and issuance of

$20,000 in Series A Preferred Stock and three warrants (the “2016 Warrants”) to purchase shares of the Company’s common stock, as follows: (i) 1,538,462 shares of Common Stock at $6.50 per share; (ii) 625,000 shares of Common Stock at $8.00 per share; and (iii) 555,556 shares of Common Stock at $9.00 per share. The Company completed the Private Placement on November 2, 2016.

As a condition to the funding of the Term Loan, and for aggregate consideration of $20,000, on November 21, 2018, the Company exercised its existing option (the “Cap 1 Option”) under the Securities Purchase Agreement to issue to Cap 1 an additional 20,000 shares of Series A Preferred Stock, along with additional warrants (the “2018 Option Warrants”) to purchase shares of common stock  that expire 12 years from the date of issuance, as follows: i) 1,538,462 shares of common stock at $6.50 per share; ii) 625,000 shares of common stock at $8.00 per share; and iii) 555,556 shares of common stock at $9.00 per share.  The rights and preferences of the Series A Preferred Stock include, among other things, the following:

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

Redemption. The Series A Preferred Stock is subject to redemption (i) at the option of the Company at a price of $1,250 per share, plus all unpaid accrued and accumulated dividends, at any time on or after the third anniversary of the issuance of the Series A Preferred Stock that the average closing price of the Company’s common stock on the 30 trading days preceding notice of the exercise of the redemption right is greater than $8.18; or (ii) at the option of the holder, upon a change of control. The Company is not accreting the Series A Preferred Stock to its redemption amount because it believes that it is not probable that the Series A Preferred Stock is redeemable. With respect to (i), even upon satisfaction of the time and price contingencies, the Company must exercise its option to redeem. The holder of the Series A Preferred Stock does not have representation on the Company’s board of directors sufficient to control such actions of the Company. With respect to (ii), the Company does not deem a change of control, as defined in the Certificate of Designation, probable as of and for the year ended April 30, 2019.

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

Stock Warrants

Each of the 2016 Warrants and 2018 Option Warrants may be exercised in whole or in part at any time for a period of 12 years from the date of issuance. The Financing Warrant may be exercised in whole or in part at any time for a period of 10 years from the date of issuance. Warrants issued during the year ended April 30, 2019, had a weighted average exercise period of 11.2 years.

The following table shows warrant activity for the years ending April 30, 2019 and 2018:

		Weighted Average
	Warrants	Exercise Price
Outstanding - April 30, 2017	2,719,018	$7.36
Warrants granted	—	—
Outstanding - April 30, 2018	2,719,018	7.36
Warrants granted	4,469,018	8.39
Outstanding - April 30, 2019	7,188,036	$8.00

Registration Rights. The Company entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the Series A Preferred Stock, 2018 Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant. Identical registration rights were granted to Cap 1 with respect to the Series A Preferred Stock and 2016 Warrants issued to Cap 1 in November 2016 in connection with the Private Placement.

Stockholders’ Agreement On November 21, 2018, in connection with the closing of the Term Loan and the Snow Time acquisition, the Company, Cap 1 and certain members of the Company’s management (the “Management Stockholders”) entered into the Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”) which added the new shares of Series A Preferred Stock, 2018 Option Warrants, Financing Warrant and Extension Warrant, and the shares of Common Stock underlying such securities, to the scope of Stockholders’ Agreement entered into by the parties in 2016. The Stockholders’ Agreement otherwise remains unchanged and  i) provides Cap 1 a right to nominate a director to sit on the Company’s board of directors so long as Cap 1 beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company, ii) restricts transfers of the Company’s securities by Cap 1 and the Management Stockholders, iii) provides Cap 1 with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders, iv) grants Cap 1 preemptive rights with respect to future issuances of securities, and v) requires Cap 1’s approval, so long as it meets certain ownership requirements (as defined), in order for the Company to a) materially change the nature of its business or b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value (as defined) of the Company and its subsidiaries.

7.        Restructuring and Impairment

During the years ended April 30, 2019 and 2018, the Company incurred restructuring and impairment charges of $190 and $1,692 respectively,  in connection with its decision to cease operation of a restaurant and certain hotel-like amenities at a condominium building adjacent to its Attitash ski resort (the “Attitash Hotel Closure”). In connection with the Company’s 2007 acquisition of its Attitash ski resort, the Company acquired property and equipment constituting the commercial core of a condominium building located adjacent to the resort. Since this acquisition, the Company i) provided management services to the condominium’s owners association under a management services agreement (the “Management Services Agreement”), ii) sponsored a rental management program whereby unoccupied condominium units were rented as hotel rooms, and iii) operated restaurant and other hotel-type amenities. In December 2017, the Company determined it would not be able to renew the Management Services Agreement upon its expiration on April 30, 2018 and, as a result, decided to terminate the rental management program and cease operation of the hotel of that date. Total charges related to the Attitash Hotel Closure include $1,586 of asset impairment charges, $36 severance expense and $260 of other costs. As of April 30, 2019, no amounts were accrued for costs associated with the Attitash Hotel Closure, and the Company expects it will not incur future additional charges related to the Attitash Hotel Closure.

8.        Equity Incentive Plan

The Company’s 2014 Equity incentive Plan, (the “2014 Plan”) was adopted in November 2014, and provides for grants of RSUs, stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors. Subject to additions and adjustments, 559,296 shares were authorized for issuance under the 2014 Plan. As of April 30, 2019, 357,001 shares were available for future grants, and in May 2019 the Company granted an additional 140,000 RSUs.

The 2014 Plan provides the compensation committee of the Company’s board of directors the discretion to grant awards in any form and with any terms permitted by the 2014 Plan. All awards granted since the inception of the 2014 Plan through April 30, 2019 were in the form of RSUs with vesting on the first anniversary of the grant date.

Stock Compensation Expense

The Company recognizes expense associated with stock-based awards ratably over the requisite service period based on the grant date fair value of the award. For RSUs, the grant date fair value is the closing price of the Company’s common stock on the date the grant is made. Stock compensation expense of $185, $223 and $198 was recorded in general and administrative expenses in the consolidated statements of operations for the years ended April 30, 2019, 2018 and 2017, respectively associated with this plan. As of April 30, 2019, unrecognized compensation expense related to grants of RSUs was $80 and will be recognized over a period of approximately six months.

Restricted Stock Units

RSUs are generally convertible to shares of the Company’s common stock upon vesting; however, for all of the RSUs granted since the inception of the 2014 Plan through April 30, 2019, the RSUs are not convertible until six months after the grantee leaves employment with the Company or ceases to be a member of the Company’s board of directors. Outstanding RSUs accrue dividends in the form of additional RSUs based on the market price of the Company’s common stock on the date cash dividends are paid to the Company’s common stockholders.

The following table summarizes RSU activity for the years ended April 30:

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Per Share		Per Share		Per Share
		Fair Value		Fair Value		Fair Value
Outstanding, beginning of year	146,780	$5.00	96,587	$5.31	63,741	$5.90
RSU awards granted	36,195	5.18	43,600	4.30	46,770	4.74
Dividends paid in RSUs	9,596	5.02	6,593	5.13	1,133	5.31
Forfeited	—	—	—	—	(5,334)	6.01
Released	—	—	—	—	(9,723)	6.01
Outstanding, end of year	192,571	$5.04	146,780	5.00	96,587	5.31

Vested, beginning of year	101,981	5.31	49,262	5.87	29,169	6.01
Vested	53,336		52,719		20,093
Vested, end of year	155,317	$5.00	101,981	5.31	49,262	5.87

RSUs outstanding as of April 30, 2019, had an aggregate intrinsic value of $845. As of April 30, 2019, there was $80 of unamortized compensation expense related to plan awards that will be recognized over the next six months.

9.        Income Taxes

The Company’s income tax provision for the years ended April 30, 2019, 2018 and 2017, consists of the following:

	2019	2018	2017
Current:
Federal	$—	$52	$59
State taxes	1,836	60	27
	1,836	112	86
Deferred:
Federal	2,873	(4,565)	589
State	(372)	141	(22)
Valuation allowance	367	350	—
	2,868	(4,074)	567
	4,704	(3,962)	653
Income tax related purchase accounting adjustments	—	—	96
	$4,704	$(3,962)	$749

The tax effects of significant temporary differences representing deferred tax assets and liabilities at April 30, 2019 and 2018, are as follows:

	April 30,	April 30,
	2019	2018
Deferred tax assets:
Deferred gain on sale/leaseback	$528	$598
Accrued compensation	394	226
Unearned revenue	1,082	637
Interest carryforwards	367	—
Net operating loss carryforwards	2,112	7,028
	4,483	8,489
Valuation allowance	(717)	(350)
	3,766	8,139
Deferred tax liabilities:
Property and equipment	(21,264)	(15,758)
Intangible and other assets	(886)	(190)
	(22,150)	(15,948)
	$(18,384)	$(7,809)

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of April 30, 2019, the Company evaluated the likelihood of its ability to deduct in future years interest carryforwards arising by virtue of the provisions of the 2017 Tax Act.  Under the 2017 Tax Act, limitations are imposed on the deductibility of interest incurred.  The Company’s interest expense has exceeded the amount that is deductible under the 2017 Tax Act and management expects that condition to exist for the foreseeable future.  While the limitations on deductible interest have the effect of accelerating the utilization of the existing net operating loss carryovers, they also give rise to a deferred tax asset, and management believes it is more likely than not that the benefit of the interest carryforwards will not be realized.  Accordingly, in the year ended April 30, 2019, the Company recognized a valuation allowance of $367 to reduce to zero the carrying value of the deferred tax asset related to interest carryforwards.

In evaluating the realization of net operating loss carryovers, significant pieces of objective negative evidence evaluated included i) the shorter net operating loss carryforward periods associated with certain states in which the Company operates and ii) the amounts of taxable income apportioned to those taxing jurisdictions over the three-year period ended April 30, 2019. Such objective evidence limits the Company’s ability to consider other subjective evidence, such as projections for future growth.

Based on its evaluation, as of April 30, 2019, the Company concluded it is more likely than not that the benefit of net operating loss carryforwards associated with one such state will not be fully realized. In recognition of that risk the

Company established a valuation allowance of $350 as of April 30, 2018, to reduce the carrying value of deferred tax assets related to those state net operating loss carryforwards. As of April 30, 2019 the Company reassessed the adequacy of the valuation allowance taking into account current, relevant positive and negative evidence of the type and nature discussed above and concluded the $350 valuation allowance remained adequate. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present, thus allowing additional weight to be given to subjective evidence such as the Company’s projections for growth.

In connection with the Company’s initial public offering in November 2014, a change of ownership in the Company occurred pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its net operating loss carryforwards will be limited each year; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. The Company monitors the activity in its stock and should an ownership change occur under the Tax Reform Act of 1986, management would reassess the ability to realize net operating loss carryovers and provide additional valuation allowances, if necessary.

Federal loss carryforwards for tax purposes as of April 30, 2019, have the following expiration dates:

Expiration date	Amount
2031	$12
2032	—
2033	—
2034	—
2035	4,256
$4,268

A  reconciliation between the income tax provision computed at the federal statutory income tax rate and the effective tax rate, for the years ended April 30, 2019, 2018 and 2017, is summarized below:

	2019	2018	2017
Computed tax at statutory rates	$2,860	$(774)	$677
Permanent items	249	162	35
State taxes, net of federal benefit	1,128	(51)	2
Change in federal statutory rate	—	(3,611)	—
Valuation allowance for deferred tax assets	367	350	—
Other	100	(38)	35
Income tax expense (benefit)	$4,704	$(3,962)	$749

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

The 2018 change in federal statutory rate as appearing in the table above, consists of two components related to the 2017 Tax Act. First, the Company recognized a discrete benefit at the enactment date of the 2017 Tax Act of $124 based on re-measurement of net deferred tax liabilities at that date utilizing the reduced corporate tax rate of 21% implemented by the 2017 Tax Act. In addition, the reconciliation from the federal tax rate above applies a blended rate based on a 34% corporate tax rate for the first eight months of fiscal 2018 and a 21% corporate tax rate for the last four months of fiscal 2018. However, as the Company is a calendar year taxpayer and its business is seasonal, cumulative losses result during the first eight months of the fiscal year that are partially offset by income in the four month period ending April 30, 2018. Consequently, the actual tax rates applicable to the Company’s full year pretax loss are substantially different than the blended rate, resulting in an additional beneficial impact of approximately $3,487.

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

10.        Sale/Leaseback

In November 2005, the Company sold its Mad River Mountain ski resort and simultaneously leased the property back for a period of 21 years. The resulting gain on the sale was deferred and is being ratably recognized in income over the term of the lease.

11.        Employee Benefit Plan

The Company maintains a tax-deferred savings plan for all eligible employees. Employees become eligible to participate after attaining the age of 21 and completing one year of service. Employee contributions to the plan are tax-deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended. Company matching contributions are made at the discretion of the board of directors. As of April 30, 2019, the Company has accrued $598 for a matching contribution to plan. No contributions were made for fiscal years 2018 and 2017.

12.        Concentrations of Credit Risk and Fair Value Measures

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

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, long-term debt and preferred stock. For cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair market value due to their short-term nature. The estimated fair values of the Company’s debt instruments and preferred stock as of April 30, 2019 and 2018, are as follows:

April 30, 2019
		Carrying
	Fair Value	Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$101,033	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	17,451	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	43,998	52,000	Long-term debt, less current maturities
Term Loan due 2020, related party debt	50,000	50,058	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	2,897	3,030	Long-term debt, including current maturities
Capital leases and other borrowings	2,260	2,260	Long-term debt, less current maturities
Series A Preferred Stock	31,777	34,318	Series A preferred stock

April 30, 2018
		Carrying
	Fair Value	Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$90,771	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	15,866	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	45,752	52,000	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	3,242	3,231	Long-term debt, including current maturities
Capital leases and other borrowings	3,610	3,610	Long-term debt, less current maturities
Series A Preferred Stock	19,522	17,401	Series A preferred stock

The Company estimated the fair value of the EPR Secured Notes, EB‑5 Development Notes and Wildcat Mountain Note using a discounted cash flow approach and Level 2 inputs, including market borrowing yields for instruments of similar maturities. The Company estimated the fair value of the Series A Preferred Stock and related warrants and other features using Level 2 inputs, including market yields for similar instruments. The Company estimated the fair value of capital leases and other borrowings to approximate their carrying value.

Valuation of Term Loan, Preferred Stock and Stock Warrants

The Company accounts for stock warrants as either equity or liability awards based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance with no further adjustments to their valuations made. When multiple financial instruments are issued in conjunction with other financial instruments, the amounts recognized for each instrument is recorded based on the proceeds received allocated to each instrument based on its relative fair value. The aggregate $70,000 received as consideration for the Term Loan, and the issuance of the 20,000 shares of Series A Preferred Stock, 2018 Option Warrants and Financing Warrant have been allocated in the amount of $50,073, $16,197, and $3,730, respectively. The difference between the face amount of the Term Loan due 2020 and its fair value has been recorded as an original issue premium and will be amortized to interest expense over its term. No value has been assigned to the Extension Warrant as it was not issued upon the closing of the Term Loan and will only be issued if the Company exercises its right to extend the Term Loan. The 2018 Option Warrants and Financing Warrant were valued using the Black Scholes model with the following assumptions: expected life of warrants 10 to 12 years, risk-free interest rate of 3.1%, expected volatility of common stock 39.9%, and expected dividend yield of 5.5%.

13.        Commitments and Contingencies

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

Leases

The Company leases certain land, land improvements, buildings and equipment under noncancelable operating leases. Certain of the leases contain escalation provisions based generally on changes in the consumer price index with maximum annual percentage increases capped at rates between 1.5% to 4.5%. Additionally, certain leases contain contingent rental provisions which are based on revenue. The Company paid no significant contingent rentals in the periods presented. Rent expense under operating leases for the years ended April 30, 2019, 2018 and 2017, was $2,560, $2,548 and $1,669, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2019, are as follows:

	Capital	Operating
	Leases	Leases
2020	$1,171	$2,340
2021	439	2,145
2022	304	1,530
2023	—	1,510
2024	—	1,461
Thereafter	—	5,713
	1,914	$14,699
Less: amount representing interest	168
	1,746
Less: current portion	1,119
Long-term portion	$627

14.        Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share for the years ended April 30, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Basic earnings (loss) per share:
Net income (loss) attributable to common shareholders (numerator)	$6,596	$(248)	$441
Weighted average number of shares outstanding:
Common stock	14,504,407	13,982,400	13,982,400
Vested restricted stock units	133,139	78,339	35,238
Basic average shares outstanding (denominator)	14,637,546	14,060,739	14,017,638

Basic earnings (loss) per common share	$0.45	$(0.02)	$0.03

Dilutive effect of unvested restricted stock units	38,785	—	23,654
Diluted average shares outstanding (denominator)	14,676,331	14,060,739	14,041,292

Diluted earnings (loss) per common share	$0.45	$(0.02)	$0.03

The Company accounts for its Series A Preferred Stock as temporary equity. As a result, the weighted average number of shares associated with the conversion of the Series A Preferred Stock are included in the calculation of diluted earnings (loss) per share if the effect is not antidilutive, regardless of whether the Company’s stock price as of the measurement date is lower than the conversion prices associated with Series A Preferred Stock. The effect of i) 37,254, 44,187 and 19,515 unvested RSUs as of April 30, 2019, 2018 and 2017, respectively, and ii) the conversion of Series A Preferred Stock have been excluded for the calculation of diluted loss per share for the years ended April 30, 2019, 2018 and 2017, because the impact of those items would be antidilutive.

15.        Related Party Transactions

One of the members of the Company’s board of directors is a partner of a law firm that provides services to the Company. For the years ended April 30, 2019, 2018 and 2017 the Company paid legal fees to this firm of $565, $144 and $393, respectively.

In December 2017, the Company paid $471 for land and improvements located adjacent to one of its resorts to a trust in which the Company’s Chief Executive Officer was a trustee.

16. Subsequent Events

On June 26, 2019, the compensation committee of the Company’s board of directors approved i) approximately $2,250 of cash payments and ii) grants of 185,190 RSUs to eligible employees in accordance with the terms of the Company’s Annual Incentive Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a‑15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of April 30, 2019, our internal control over financial reporting was effective. This Report does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2019 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10‑K will be included in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Equity Compensation Plan Information

On November 4, 2014, the Company’s board of directors adopted the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”), and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. As of April 30, 2019, 357,001 shares remained available for issuance, as illustrated in the table below:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	357,001
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	357,001

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10‑K will be included in our 2019 Proxy Statement and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Item 16. Form 10‑K Summary.

None.

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

4.3	Warrant No. 1 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.4	Warrant No. 2 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.5	Warrant No. 3 issued to CAP 1 LLC, dated as of November 2, 2016 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 8, 2016 and incorporated herein by reference).
4.6	Warrant No. 4 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).
4.7	Warrant No. 5 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).
4.8	Warrant No. 6 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).
4.9	Warrant No. 7 issued to Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 4.4 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).
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

10.13

Blanket Conveyance, Bill of Sale and Assignment between Wildcat Mountain Ski Area, Inc., Meadow Green-Wildcat Skilift Corp. and Meadow Green-Wildcat Corp., as assignors, and WC Acquisition Corp., as assignee, dated November 19, 2010 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

10.14

Promissory Note from WC Acquisition Corp. in favor of Wildcat Mountain Ski Area, Inc.; Meadow Green-Wildcat Skilift Corp.; and Meadow Green-Wildcat Corp., dated November 22, 2010 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).

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

10.17

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

10.18

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

10.23

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

10.24

Option Agreement between Brandywine Ski Resort, Inc., Boston Mills Ski Resort, Inc., JFBB Ski Areas, Inc. and Sycamore Lake, Inc., as seller, and EPT Ski Properties, Inc., as purchaser, dated as of December 1, 2014 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on January 6, 2015 and incorporated herein by reference).

10.25

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

10.28

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

10.30

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

10.31

Loan Renewal Agreement made by Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc., as borrowers, in favor of Royal Banks of Missouri, dated as of August 5, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2017 and incorporated herein by reference).

10.32

Restated Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., L.B.O. Holding, Inc., and SNH Development, Inc., dated as of October 27, 2017 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.33

Working Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.34

Acquisition Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of October 27, 2017 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.35

First Renewal of the Restated Credit Facility, Loan and Security Agreement by and between Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., L.B.O. Holding, Inc., and SNH Development, Inc., dated as of December 27, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

10.36

Renewed Working Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 27, 2018 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

10.37

Renewed Acquisition Line Promissory Note from Peak Resorts, Inc., Hidden Valley Golf and Ski, Inc., Paoli Peaks, Inc., Snow Creek, Inc., LBO Holding, Inc., and SNH Development, Inc. in favor of Royal Banks of Missouri, dated as of December 27, 2018 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 27, 2018 and incorporated herein by reference).

10.38

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and West Lake Water Project LLC, as borrower (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.39

Non-Revolving Line of Credit Note from West Lake Water Project LLC in favor of Carinthia Group 1, L.P. and Carinthia Group 2, L.P., dated as of December 27, 2016 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.40

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

10.41

Loan Agreement dated as of December 27, 2016 by and among Carinthia Group 1, L.P. and Carinthia Group 2, L.P., as lenders, and Carinthia Ski Lodge LLC, as borrower (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on March 9, 2017 and incorporated herein by reference).

10.42

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

10.45

Amended and Restated Stockholders’ Agreement among Peak Resorts, Inc., Timothy D. Boyd, Stephen J. Mueller, Richard K. Deutsch and Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.46

Amended and Restated Voting Agreement among Peak Resorts, Inc., Cap 1 LLC, Timothy D. Boyd, Stephen J. Mueller and Richard K. Deutsch, dated as of November 21, 2018 (filed as Exhibit 10.3 to the Current Report on Form 8-K and incorporated herein by reference).

10.47	Form of Peak Resorts, Inc. Voting Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2018 and incorporated herein by reference).
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

10.51

Registration Rights Agreement between Peak Resorts, Inc. and Cap 1 LLC, dated as of November 21, 2018 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 23, 2018 and incorporated herein by reference).

10.52

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

10.56	Peak Resorts, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 15, 2015 and incorporated herein by reference).
10.57	Form of Peak Resorts, Inc. Director Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on March 15, 2016 and incorporated herein by reference).
10.58	Form of Peak Resorts, Inc. Employee Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2019 and incorporated herein by reference).
10.59	Peak Resorts, Inc. Annual Incentive Plan Document (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2017 and incorporated herein by reference).
10.60	Form of Peak Resorts, Inc. Indemnification Agreement (filed as Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2014 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of RSM US LLP.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

Date: June 28, 2019	By:	/s/ Timothy D. Boyd
Timothy D. Boyd
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 28, 2019	By:	/s/ Christopher J. Bub
Christopher J. Bub
Chief Financial Officer and Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy D. Boyd	Chief Executive Officer, President and	June 28, 2019
Timothy D. Boyd	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Christopher J. Bub	Chief Financial Officer and Vice President	June 28, 2019
Christopher J. Bub	(Principal Financial Officer)

/s/ Stephen J. Mueller	Executive Vice President and Director	June 28, 2019
Stephen J. Mueller

/s/ Richard K. Deutsch	Vice President-Business and Real Estate	June 28, 2019
Richard K. Deutsch	Development and Director

/s/ Stanley W. Hansen	Director	June 28, 2019
Stanley W. Hansen

/s/ Carl E. Kraus	Director	June 28, 2019
Carl E. Kraus

/s/ Christopher S. O’Connor	Director	June 28, 2019
Christopher S. O’Connor

/s/ David W. Braswell	Director	June 28, 2019
David W. Braswell

/s/ Rory A. Held	Director	June 28, 2019
Rory A. Held