Form 10-K/A
period 2019-04-30
Peak Resorts Inc
filed 2019-08-27
CIK 1517401

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

As of August 19, 2019, 15,227,562 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A (the “Amendment”) amends the Annual Report on Form 10‑K of Peak Resorts, Inc., a Missouri corporation (“we,” “us,” “Peak Resorts,” or the “Company”), for the fiscal year ended April 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2019 (the “Original Filing”). This Amendment is being filed to include the information required by Item 10—“Directors, Executive Officers and Corporate Governance,” Item 11—“Executive Compensation,” Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13—“Certain Relationships and Related Transactions, and Director Independence” and Item 14—“Principal Accountant Fees and Services” of Part III of Form 10‑K. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in the Amendment. In addition, pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, we are including with the Amendment certain currently dated certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other amendments are being made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 28, 2019.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

This Amendment may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the Risk Factors in Item 1A of our Original Filing and in our periodic reports on Form 10‑Q and Form 8‑K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The names of our directors and executive officers, their ages as of the date of this Amendment, and certain biographical information about them are set forth in the table below. The Board of Directors of Peak Resorts (the “Board”) currently consists of eight members, each of whom was elected to serve a one-year term that will expire at the next annual meeting of Peak Resorts or until their earlier removal or resignation. Executive officers are elected by and serve at the discretion of the Board. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Timothy D. Boyd	66	Chief Executive Officer, President, Chairman of the Board
Christopher J. Bub	40	Chief Financial Officer, Vice President, Secretary
Richard K. Deutsch	65	Vice President—Business and Real Estate Development, Director
David W. Braswell	58	Director
Stanley W. Hansen	77	Director
Rory A. Held	42	Director
Carl E. Kraus	72	Director
Stephen J. Mueller	71	Executive Vice President, Director
Christopher S. O’Connor	60	Director

Directors

Timothy D. Boyd, age 66, is our Chief Executive Officer, President and Chairman of the Board of Directors and has served in these roles since Peak Resorts, Inc. was founded in 1997 as the holding company for ski resorts that Mr. Boyd developed beginning in 1982. In 1982 and 1985, he developed the Hidden Valley ski resort in St. Louis, Missouri and the Snow Creek ski resort in Kansas City, Missouri, which are now owned by the Company. Mr. Boyd has extensive experience in the operation of day ski resorts and overnight drive ski resorts, as well as snowmaking. The Board of Directors believes that this experience and his positions of Chief Executive Officer and President provide him with intimate knowledge our day-to-day operations, business and competitive environment, as well as our opportunities, challenges and risks. Mr. Boyd graduated from the University of Missouri with a Bachelor of Science degree in Education and Economics.

Richard K. Deutsch, age 65, is our Vice President—Business and Real Estate Development and a director. He has served in these positions for 17 years. As the Vice President—Business and Real Estate Development, Mr. Deutsch is responsible for developing and executing our growth strategy, along with Mr. Boyd and other members of management, and identifying and evaluating acquisition targets in both real estate development and other potential growth opportunities. The Board of Directors believes that Mr. Deutsch’s experience in real estate development and successful acquisitions in the ski industry, as well as his understanding of our operations, offer valuable insight to the Board of Directors.

David W. Braswell, age 58, is a partner at Armstrong Teasdale LLP, a law firm headquartered in St. Louis, Missouri. He joined the firm in 1995 and has extensive corporate and securities law experience advising a wide range of clients from emerging businesses to Fortune 500 companies. His practice includes serving as lead counsel to corporations and their boards of directors, providing guidance on compliance and corporate governance issues, and helping them shape and execute their strategic plans and operational goals. Mr. Braswell graduated from Washington University with a Bachelor of Science degree and from Stanford Law School with a Juris Doctorate. Mr. Braswell, who has served on our Board since February 2016, was selected as a director because of his extensive and varied experience in corporate governance, compliance and securities matters. Mr. Braswell serves as a member of the Board’s nominating and corporate governance committee.

Stanley W. Hansen, age 77, now retired, has over 40 years of experience in the operation of ski resorts and has been a member of the Board since November 2014. From 2008 to 2010, Mr. Hansen served as a director of Squaw Valley Development Company, the owner and operator of the Squaw Valley ski area in Lake Tahoe, California. From 2005 to 2007, he served as Senior Vice President, Real Estate of American Skiing Company, the former publicly traded owner of numerous ski areas throughout the United States, including our Mount Snow and Attitash resorts. Mr. Hansen formerly served as Managing Director of Mount Snow when it was owned by American Skiing Company and held several senior management positions with Heavenly Ski Resort. The Board of Directors selected Mr. Hansen because of his specialized knowledge and skills relating to the ownership and operation of ski areas, his experience relating to past ski area acquisitions and his firsthand experience in the operations of Mount Snow. Mr. Hansen graduated from San Jose State University with a Bachelor’s degree in Business Management. Mr. Hansen serves as a member of the Board’s audit and compensation committees and as a member and chair of the Board’s nominating and corporate governance committee.

Rory A. Held, age 42, is Executive Vice President of Summer Road LLC, a New York based family office with a fundamental approach to investing in publicly traded U.S. equities. Mr. Held has held this position since April 2013. Previously, Mr. Held was a Senior Investment Analyst at Pike Place Capital, a hedge fund within the Tiedemann Investment Group, from March 2011 through March 2013. He was a Partner and Senior Analyst at SLS Management, a hedge fund, from April 2004 to May 2010. Mr. Held started his career as an analyst at Gilder, Gagnon, Howe & Co. LLC from June 2000 to March 2004. He currently serves as a member of the board of directors of TruePic, Inc., a digital photo authentication platform. Mr. Held joined our Board in November 2016 upon the nomination of Cap 1 LLC (“Cap 1”) pursuant to the terms of the Stockholders’ Agreement (as described in Item 13, “Certain Relationships and Related Transactions, and Director Independence”) and the recommendation of the nominating and corporate governance committee. Mr. Held has significant financial, investment and public markets experience, having invested both publicly and privately, in companies in the leisure and consumer services industries. Mr. Held serves as a member of the Board’s compensation committee.

Carl E. Kraus, age 72, has served on our Board since November 2014. Mr. Kraus retired in 2012 after serving as Senior Vice President of Rayonier Inc., a publicly traded global land resources company primarily engaged in timberland management, the sale of real estate and the manufacturing of specialty fibers. In his role as Senior Vice President, Mr. Kraus was responsible for overseeing the treasury and capital markets department, investor relations and risk management, among other things. Prior to this, Mr. Kraus served as Senior Vice President of Finance and Chief Financial and Investment Officer of Kramont Realty Trust, and as Senior Vice President and Chief Financial Officer of Philips International Realty Corp., both of which are former publicly traded real estate investment trusts. Mr. Kraus is also a certified public accountant and held various positions at Price Waterhouse, predecessor to PricewaterhouseCoopers LLP. Mr. Kraus graduated from Temple University with a Bachelor of Business Administration in Accounting. The Board selected Mr. Kraus to serve as a director because of the knowledge of public company financial reporting and accounting he has gained from his extensive experience as a senior financial officer of various publicly traded companies and as a certified public accountant, as well as his valuable insight in the areas of real estate acquisitions, investment and development. Mr. Kraus serves as a member and chair of the Board’s audit committee and as a member of the Board’s nominating and corporate governance committee.

Stephen J. Mueller, age 71, serves as an Executive Vice President and a director and has served as a director since 2001. Prior to assuming his role as Executive Vice President in October 2017, Mr. Mueller served as our Chief Financial Officer, Vice President and Secretary since 2001.  In these positions, Mr. Mueller served as our principal financial officer and was responsible for all financial and accounting aspects of the operations. Prior to joining the Company, Mr. Mueller was a stockholder with a firm of certified public accountants that he founded in 1991. He has also served as a partner at Touche Ross & Co. (now Deloitte & Touche LLP) and as Chief Financial Officer of an environmental services firm. While in public accounting, Mr. Mueller served a wide variety of clients in construction, service and recreation activities. Mr. Mueller received a Bachelor of Science degree in Accounting from St. Louis University. The Board selected Mr. Mueller because of his experience in finance and accounting, as well as for his in-depth knowledge of the Company.

Christopher S. O’Connor, age 60, joined our Board in November 2014 and is currently the Head of Capital Markets at INTL FCStone. He was the President of First Empire Securities before selling the firm to Stifel Financial at the end of 2018. Prior to joining First Empire, he was a Managing Director of Incapital Holdings LLC, where he served as Head of

Fixed Income and Debt Capital Markets from 2012 to 2017. In 2012, he was a Managing Director of Cortview Capital Holdings Inc., where he managed the capital markets unit, and from 2009 to 2012, he served as a Managing Director of StormHarbour Partners LP. Prior to this, Mr. O’Connor was a Senior Managing Director at Bear Stearns, where he ran the Global Debt Syndicate and Capital Markets business. Mr. O’Connor is a graduate of Washington and Lee University and has a Master of Business Administration from Harvard University. He also spent five years in the U.S. Army as a Field Artillery officer. Mr. O’Connor was selected as a director because of his expertise in investment banking and capital markets that will enable him to contribute significantly in the areas of finance and strategy. Mr. O’Connor serves as a member of the Board’s audit committee and as a member and chair of the Board’s compensation committee.

Executive Officers

Biographical information about Messrs. Boyd and Deutsch is included above.

Christopher J. Bub, age 40, currently serves as our Chief Financial Officer, Vice President and Secretary, positions he has held since October 2017. Mr. Bub joined the Company in June 2015 as Corporate Controller and was promoted to Vice President and Chief Accounting Officer in October 2016.  Prior to joining Peak Resorts, he served as Senior Director of Finance - North America at Nortek Global HVAC (formerly NORDYNE LLC), a global manufacturer of heating and cooling equipment. Over the 10 years that Mr. Bub worked at Nortek Global HVAC, from 2005 through May 2015, he held a variety of managerial and leadership positions within the company, including Corporate Controller and Manager of Accounting and Sarbanes-Oxley compliance. Prior to his tenure at Nortek, Mr. Bub held positions with The Boeing Company, the world’s largest aerospace company and leading manufacturer of commercial airplanes and defense, space and security systems, and Deloitte & Touche, LLP, a leading professional service firm. Mr. Bub is a registered Certified Public Accountant. He earned a Bachelor of Science and Master of Accountancy degrees at the University of Missouri.

CODE OF CONDUCT AND BUSINESS ETHICS

The Board has adopted a Code of Conduct and Business Ethics applicable to all employees, including executive officers, and directors. A copy of the Code of Conduct and Business Ethics is available in the “Investors” section of the Company’s website under “Corporate Governance” at www.peakresorts.com Any amendments to the Code of Conduct and Business Ethics, or any waivers of its requirements, will be disclosed on our website and reported to the SEC, as may be required.  The Company intends to comply with the amendment and waiver disclosure requirements of applicable Form 8‑K  rules by posting such information on its website.

AUDIT COMMITTEE

Messrs. Hansen, Kraus and O’Connor currently serve on our audit committee, with Mr. Kraus serving as the chair of the committee. Each of our audit committee members meets the requirements for independence for audit committee members under the listing standards of the Nasdaq Stock Market (“Nasdaq”) and SEC rules and regulations. In addition, each member of our audit committee meets the financial literacy and sophistication requirements of the Nasdaq listing standards. The Board of Directors has determined that Mr. Kraus is an audit committee financial expert, based on his relevant experience discussed above, within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended.

The primary role of our audit committee is to oversee the Company’s financial reporting and disclosure process. Among other things, the committee is directly responsible for (i) selecting the independent registered public accounting firm to audit our financial statements and ensuring the firm’s independence; (ii) pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm; (iii) discussing the scope, strategy, problems or difficulties and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our annual audited financial statements, form of audit opinion on the financial statements and, when applicable, the report on the effectiveness of the Company’s internal control over financial reporting; (iv) considering the adequacy of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures along with management; (v) overseeing the Company’s internal audit function; (vi) reviewing with management the Company’s risk assessment and compliance processes and procedures;

(vii) developing procedures to enable submission of anonymous concerns about accounting or audit matters; and (viii) reviewing and approving related party transactions.

Our Board has adopted a written charter for the audit committee, which is available in the “Investors” section of the Company’s website under “Corporate Governance” at www.peakresorts.com.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

2019 Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers for all services rendered to the Company in all capacities for the fiscal years ending April 30, 2019 and 2018. Columns otherwise required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Timothy D. Boyd	2019	442,000	111,923	330,077	14,400	898,400
Chief Executive Officer and President	2018	442,000	—	66,300	12,000	520,300
Christopher J. Bub(4)	2019	250,000	44,319	130,681	11,404	436,404
Chief Financial Officer, Vice President and Secretary	2018	217,423	—	26,250	6,637	250,310
Richard K. Deutsch	2019	416,000	84,265	248,535	—	748,800
Vice President-Business and Real Estate Development	2018	416,000	—	49,920	—	465,920

(1)

The amount disclosed represents the grant date fair value of restricted stock units (“RSUs”) granted to the named executive officers as a portion of their total awards earned pursuant to the Peak Resorts, Inc. Annual Incentive Plan (the “Annual Incentive Plan”). RSUs were granted on June 26, 2019 based on the achievement of fiscal 2019 performance targets under the Annual Incentive Plan in amounts as follows: Mr. Boyd, 28,335; Mr. Bub, 11,220; and Mr. Deutsch, 21,333.  One-third of each RSU award vested immediately upon the grant date, and one-third will vest on each of the first and second anniversaries of the grant date, provided that the officer is employed by the Company at that time. Vested RSUs will be distributed upon vesting. The terms of the Annual Incentive Plan provide that amounts earned are payable in cash or RSUs in the discretion of the Board. As described in “Annual Incentive Plan” below, a portion of the 2019 Annual Incentive Plan awards were paid in cash and a portion were paid in RSUs in lieu of cash. The grant date fair value of the RSUs was computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”).  The Company uses the closing share price of the Company’s common stock on the date of grant of the RSUs in determining the estimated fair value of the equity instruments. See Note 8 to our consolidated financial statements filed as part of our Original Filing.

(2)	The amount disclosed represents the portion of the 2019 Annual Incentive Plan awards paid in cash. See Note 1 to this Summary Compensation Table and “Annual Incentive Plan” below.
(3)

All Other Compensation consists of an allowance for personal automobile usage for fiscal years reported.  For Mr. Bub, the amount also includes the dollar value of dividends paid during fiscal 2019 on 7,216 RSUs granted to Mr. Bub on October 25, 2016 pursuant to the Peak Resorts, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”) as compensation in connection with his position as Vice President and Corporate Controller.

(4)

Mr. Bub was appointed to serve as the Company’s Chief Financial Officer, Vice President and Secretary effective as of October 3, 2017 upon Mr. Mueller’s assumption of his Executive Vice President role as part of the Company’s succession planning process. Mr. Bub’s reported compensation for fiscal 2018 includes compensation received for services provided in all capacities during the fiscal year.

For fiscal 2019, Messrs. Boyd, Bub and Deutsch were compensated pursuant to the terms of their employment agreements, as more fully described below.

No named executive officers held unvested or unearned equity awards as of April 30, 2019. The 7,216 RSUs granted to Mr. Bub on October 25, 2016 pursuant to the Incentive Plan vested in full one year from the grant date and represent the right to receive (i) the number of shares of common stock underlying the RSUs or (ii) as may be elected by the compensation committee, cash equal to the closing sale price per share of common stock on the trading day immediately prior to the distribution date times the number of shares underlying the RSUs. The RSUs will be distributed to Mr. Bub on the date that is six months after the day his employment terminates for any reason. To the extent the Company pays cash dividends on shares of its outstanding common stock, Mr. Bub is entitled to receive additional RSUs in an amount equal to the number of shares of common stock with a value equal to the value of the dividend that would have been paid to the holder if each RSU was a share of common stock, based on the closing price of the common stock on the dividend payment date. Including dividend credits accrued on RSUs held by Mr. Bub, Mr. Bub held a total of 8,158 RSUs as of April 30, 2019, all of which were vested as of April 30, 2019 and will be distributed as noted above.

Employment Agreements

Messrs. Boyd and Deutsch

Effective June 1, 2014, we entered into an Executive Employment Agreement (each, an “Executive Employment Agreement”) with each of Messrs. Boyd and Deutsch (each, an “Executive”). Pursuant to their respective Executive Employment Agreements, Messrs. Boyd and Deutsch are paid the following base salaries, not to be lowered during the term of the Executive Employment Agreements and to be reviewed annually by the Board of Directors: Mr. Boyd, $442,000; and Mr. Deutsch, $416,000.

Each Executive Employment Agreement provides that the Executive shall be eligible to participate in any incentive, equity or other compensation plans that the Company may implement relative to executive officers and to receive cash, equity or other awards as the Board of Directors deems appropriate, in its discretion. Furthermore, each Executive shall be eligible to participate in other benefit plans and receive perks on the same terms as other senior executives of the Company. The Company will provide each Executive with a travel and entertainment budget that is reasonable in light of his position and responsibilities and reimburse the Executive for such expenses upon receipt of appropriate documentation.

The term of each Executive Employment Agreement is three years and shall be automatically renewed for successive one-year periods unless, no later than 60 days before the expiration of the term, either party gives the other written notice of non-renewal. Each of Messrs. Boyd’s and Deutsch’s Executive Employment Agreement automatically renewed on June 1, 2019.

Each Executive Employment Agreement contains non-competition and non-solicitation provisions that endure for a period of two years following the Executive’s termination of employment with the Company. The Company will indemnify the Executive in connection with legal proceedings against the Executive in his capacity as a director, officer or employee of the Company to the fullest extent permitted by the Company’s Amended and Restated Articles of Incorporation and Amended and Restated By-laws, each as amended.

Each of the Executive Employment Agreements governing the compensation of Messrs. Boyd and Deutsch contains provisions providing for the payments due to the Executives upon termination of employment under certain circumstances.

If the Company terminates Executive’s employment for “cause” or Executive terminates his employment without “good reason” (each as defined in the Executive Employment Agreements), Executive is entitled to receive only Executive’s then-current base salary through the date of such termination and will not be entitled to receive any bonus. If the

Company terminates Executive for cause, he must forfeit any unvested shares or portion of any equity grant not yet vested made under any equity compensation plan of the Company ("Unvested Equity Grants").

If the Company terminates Executive’s employment without cause, or Executive terminates his employment for good reason, Executive shall be entitled to receive (i) his then-current base salary through the effective date of such termination; (ii) if entitled to receive a bonus, a pro-rated bonus for the portion of the Company’s fiscal year through the effective date of such termination, which prorated bonus shall, if applicable, be based on applying the level of achievement of the performance to Executive’s target bonus for the year of such termination, payable in a lump sum at the same time as bonuses are paid to the Company’s senior executives generally (the "Pro-Rated Bonus"); (iii) 24 months of Executive’s then-current base salary, payable in a lump sum; and (iv) one year’s COBRA premiums for the continuation of health and dental coverage payable in lump sum. In addition, all Unvested Equity Grants, if any, shall automatically become fully vested.

If the Company terminates the Executive Employment Agreement as a result of Executive’s total and permanent disability, Executive is entitled to receive (i) Executive’s then-current base salary through the date of such termination; (ii) if entitled to receive a bonus, a Pro-Rated Bonus; and (iii) Executive’s then-current base salary, net of short-term disability payments remitted to Executive by the Company pursuant to the Company’s short-term disability plan, through the earlier of (A) the scheduled expiration date of the Executive Employment Agreement (but in no event less than 12 months from the date of disability) or (B) the date on which Executive’s long-term disability insurance payments commence. In addition, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

An Executive Employment Agreement shall automatically terminate upon the death of Executive, in which case his estate is entitled to receive (i) Executive’s then-current base salary through such date of termination; and (ii) if Executive is entitled to receive a bonus, a Pro-Rated Bonus. In addition, all Unvested Equity Grants, if any, shall automatically become fully vested upon termination.

In the event of a termination of employment by the Company without cause or by the Executive for good reason or notice by the Company of non-renewal of the Executive Employment Agreement, all within 365 days of a consummation of a “change in control” of the Company and upon execution of a “mutual release” (as each term is defined in the Executive Employment Agreements), the Executive shall be entitled to receive: (i) his then-current base salary through the effective date of such termination or non-renewal; (ii) if entitled to receive a bonus, a Pro-Rated Bonus; (iii) a lump sum payment equal to 24 months of the Executive’s then-current base salary plus an amount equal to the cash bonus paid to the Executive in the prior calendar year, if any, payable no later than the date that is two and a half months following the calendar year in which such termination or non-renewal occurs; (iv) full vesting of Unvested Equity Grants; and (v) in a lump sum, one year’s COBRA premiums for continuation of health and dental coverage in existence at the time of such termination.

The Executives are entitled to gross-up payments in respect of certain excise taxes imposed on “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, though we do not anticipate needing to make any such gross-up payments in connection with the Merger, as defined in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Mr. Bub

Effective as of October 3, 2017, we entered into an Executive Employment Agreement with Mr. Bub (the “Bub Agreement”) pursuant to which Mr. Bub is compensated for his services as the Company’s Vice President, Chief Financial Officer and Secretary.  Pursuant to these terms, Mr. Bub receives an annual base salary of no less than $250,000, to be reviewed annually by the compensation committee, and is eligible to receive a bonus as may be determined by the compensation committee. Further, Mr. Bub is eligible to participate in any incentive, equity or other compensation plans that the Company may implement relative to executive officers and to receive cash, equity or other awards as the compensation committee deems appropriate, in its discretion. The Company will reimburse Mr. Bub for certain expenses in connection with his services and provide him with a monthly automobile allowance.

Unless terminated earlier, the Bub Agreement shall continue through October 2, 2020 and automatically renew for successive one-year periods unless, no later than 60 days before the expiration of the then current term, either Mr. Bub or the Company gives the other written notice of non-renewal.

If the Company terminates Mr. Bub’s employment for “cause,” or Mr. Bub terminates his employment without “good reason” (in each case, as defined in the Bub Agreement), he is entitled to receive his then current base salary through the date of termination and will not be entitled to receive any bonus.  If the Company terminates Mr. Bub for cause, he must also forfeit any Unvested Equity Grants.

If the Company terminates Mr. Bub’s employment without cause, or Mr. Bub terminates his employment for good reason, Mr. Bub is entitled to receive: (i) his then current base salary through the effective date of such termination; (ii) if entitled to a bonus, a Pro-Rated Bonus; (iii) 24 months of his then current base salary payable in a lump sum; and (iv) one year’s COBRA premiums for the continuation of health and dental coverage payable in lump sum.  In addition, all Unvested Equity Grants shall automatically become fully vested.

If the Company terminates the Bub Agreement as a result of Mr. Bub’s total and permanent disability, Mr. Bub is entitled to receive: (i) his then current base salary through the date of termination; (ii) if entitled to receive a bonus, a Pro-Rated Bonus; and (iii) his then current base salary, net of short term disability payments from the Company, through the earlier of (A) the scheduled expiration date of the Bub Agreement (but in no event less than 12 months from the date of disability) or (B) the date on which Mr. Bub’s long-term disability insurance payments commence.  In addition, all Unvested Equity Grants shall automatically become fully vested.

The Bub Agreement shall automatically terminate upon Mr. Bub’s death, in which case his estate is entitled to receive: (i) his then-current Base Salary through the date of termination; and (ii) if entitled to receive a bonus, a Pro-Rated Bonus. In addition, all Unvested Equity Grants shall automatically become fully vested.

In the event Mr. Bub’s employment is terminated by the Company without “cause” or by Mr. Bub for “good reason” or notice by the Company of non-renewal of the Bub Agreement, in each case, within 365 days after a “change in control” of the Company and upon execution of a “mutual release” (as each term is defined in the Bub Agreement), Mr. Bub is entitled to receive: (i) his then current base salary through the date of such termination or non-renewal; (ii) if entitled to receive a bonus, a Pro-Rated Bonus; (iii) a lump sum payment equal to 24 months of Mr. Bub’s then current base salary plus an amount equal to the cash bonus paid to Mr. Bub in the prior calendar year, if any, payable no later than the date that is two and a half months following the calendar year in which such termination or non-renewal occurs; (iv) to the extent not already vested, full vesting of all Unvested Equity Grants, if any; and (v) in a lump sum, one year’s COBRA premiums for continuation of health and dental coverage in existence at the time of such termination.

The Bub Agreement subjects Mr. Bub to specified non-competition and non-solicitation obligations for a period of two years following the termination of his employment for any reason.

Pursuant to the terms of the Bub Agreement, the Company shall also indemnify and hold harmless Mr. Bub in connection with legal proceedings as a result of his service as an officer and employee of the Company to the fullest extent permitted under the Company’s governing documents.

Incentive Plan

We have reserved and registered a total of 559,296 shares of our common stock for issuance pursuant to the Incentive Plan. As of the date of this Amendment, a total of 25,868 shares remain available for issuance under the Incentive Plan, subject to adjustments.  We may grant Incentive Plan awards to our officers, including our named executive officers, employees, directors, independent contractors and consultants. Participants will be eligible to receive options, stock appreciation rights (“SARs”), restricted stock, RSUs, other stock-based awards, stock bonuses and cash awards, provided that we may grant incentive stock options only to employees.

The Incentive Plan is generally administered by the compensation committee of our Board of Directors. Subject to the provisions of the Incentive Plan, the compensation committee has the discretion to determine the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The compensation committee has the authority to construe and interpret the terms of the Incentive Plan and awards granted under it.

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

Unless otherwise set forth in an applicable award agreement, in the event a change in control as described in the Incentive Plan occurs and a participant’s employment is terminated within 12 months following the change in control, then (i) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable; and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award shall lapse, such awards shall be deemed fully vested, and any performance conditions imposed with respect to such awards shall be deemed to be fully achieved.

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

Annual Incentive Plan

The Company maintains the Annual Incentive Plan pursuant to which leadership employees, including the Company’s named executive officers, are eligible to receive annual awards upon the satisfaction of certain performance goals.

Target bonuses (each, a “Target Bonus”) for employees are based on a percentage of base salary, which for the Company’s named executive officers are as follows: (i) 50% of base salary for Mr. Boyd; (ii) 40% of base salary for Mr. Deutsch; and (iii) 35% of base salary for Mr. Bub. The amount of a Target Bonus eligible for payment (the “Eligible Bonus”) will depend on the Company’s achievement of its Reported EBITDA goals, as follows, with amounts pro-rated if results fall between the threshold, target and maximum payout levels (for purposes of the Annual Incentive Plan, Reported EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on sale leaseback, investment income, other income or expense and other non-recurring items, exclusive of the cost under the Annual Incentive Plan):

Reported EBITDA Achievement	Percentage of Target Bonus Eligible for Payment (Eligible Bonus)
Below 85% of Reported EBITDA Goal	—%
85% of Reported EBITDA Goal	25%
100% of Reported EBITDA Goal	100%
120% of Reported EBITDA Goal	200%

The amount of the Eligible Bonus ultimately paid will depend on the named executive officer’s individual performance evaluation, which will be conducted and determined by the independent members of the Board of Directors for each named executive officer, and will be calculated as follows:

	Unsatisfactory	Needs Improvement (percentage to be determined by Board of Directors)	Meeting Expectations
Percentage of Eligible Bonus Paid	—%	25%-75%	100%

Amounts earned will be paid following completion of the audited financial results for the prior fiscal year. Except in the case of death or long-term disability, or as may otherwise be provided, employees whose employment ends prior to the bonus payment date will not be eligible to receive a bonus. In the sole discretion of the Board, up to 50% of any awards earned may be paid in RSUs of the Company under the Incentive Plan.

For fiscal 2019, the Company achieved more than 120% of the Reported EBITDA Goal, resulting in an Eligible Bonus in an amount equal to 200% of the Target Bonus for each named executive officer.  In addition, all individual executives received a “meeting expectations” performance review for fiscal 2019.  The Board authorized payment of portions of the aggregate amounts earned under the Annual Incentive Plan in RSUs, the value of which was determined using the closing price of the Company’s common stock on June 26, 2019, the date of grant for the Annual Incentive Plan awards earned. Awards were paid as follows:

Name	Amount of Cash Portion of the 2019 Annual Incentive Plan Payout	Number of RSUs/Grant Date Fair Value of Equity Portion of the 2019 Annual Incentive Plan Payout	Total 2019 Annual Incentive Plan Payout
Timothy D. Boyd	$330,077	28,335 RSUs/Grant Date Fair Value $111,923	$442,000
Christopher J. Bub	$130,681	11,220 RSUs/Grant Date Fair Value $44,319	$175,000
Richard K. Deutsch	$248,535	21,333 RSUs/Grant Date Fair Value $84,265	$332,800

The RSUs give the recipient the right to receive (i) the number of shares of common stock underlying the RSUs or (ii) as may be elected by the compensation committee, cash equal to the closing sale price per share of common stock on the trading day immediately prior to the distribution date times the number of shares underlying the RSUs. One-third of the RSU award vested immediately on the grant date, and one-third will vest on each of the first and second anniversaries of the grant date, provided that the recipient is employed by the Company at that time. Vested RSUs will be distributed immediately upon vesting. To the extent the Company pays cash dividends on shares of its outstanding common stock, a holder of RSUs receives additional RSUs in an amount equal to the number of shares of common stock with a value equal to the value of the dividend that would have been paid to the holder if each RSU was a share of common stock, based on the closing price of the common stock on the dividend payment date.  To the extent the Company pays stock dividends, a holder of RSUs receives an amount of additional RSUs equal to the number of shares that would have been paid if each RSU was a share of common stock.

The RSUs are subject to the terms and conditions of the Incentive Plan and RSU agreement governing each of the awards, as well as applicable terms of each named executive officer’s employment agreement. If the named executive officer remains continuously employed from the date of the RSU award until the occurrence of a change in control, unvested RSUs shall immediately become fully vested prior to the consummation of such change in control.

DIRECTOR COMPENSATION

We do not provide separate compensation to any director who is also an employee of the Company, including Messrs. Boyd, Mueller and Deutsch. Currently, our non-employee directors receive an annual retainer of $75,000, half of which is payable in cash and half of which is payable in RSUs pursuant to the Incentive Plan. The chair of the audit committee receives an additional annual cash retainer fee of $10,000, and the chairs of each of the compensation and nominating and corporate governance committees receive an additional annual cash retainer fee of $5,000. We reimburse our directors for reasonable travel expenses incurred in attending the Board and committee meetings.

RSUs granted to the non-employee directors are granted the day following the Company’s annual meeting of stockholders at which directors are elected and are valued based on the closing price of the Company’s common stock on the date of grant.  The RSUs represent the right to receive (i) the number of shares of common stock underlying the RSUs or (ii) as may be elected by the compensation committee, cash equal to the closing sale price per share of common stock on the trading day immediately prior to the distribution date times the number of shares underlying the RSUs. The RSUs will vest in full one year from the date of grant provided that the director is serving on the Board of Directors at that time. To the extent the Company pays cash dividends on shares of its outstanding common stock, a holder of RSUs receives additional RSUs in an amount equal to the number of shares of common stock with a value equal to the value of the dividend that would have been paid to the holder if each RSU was a share of common stock, based on the closing price of the common stock on the dividend payment date.  Vested RSUs will be distributed to the director on the date that is six months after the day the director’s service on the Board of Directors terminates for any reason.

The compensation committee of the Board of Directors annually reviews our non-employee director compensation program, and in connection with its most recent annual review, concluded that the compensation for non-employee directors is adequate.

The table below provides information concerning the compensation of our non-employee directors for fiscal 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Stanley W. Hansen	42,500	37,498	10,543	90,541
Carl E. Kraus	47,500	37,498	10,543	95,541
Christopher S. O’Connor	42,500	37,498	10,543	90,541
David W. Braswell	37,500	37,498	7,017	82,015
Rory A. Held (1)	37,500	37,498	6,218	81,216

(1)

Mr. Held was appointed to the Board of Directors on November 2, 2016 upon nomination by Cap 1 pursuant to the terms of the Stockholders’ Agreement (see Item 13), and upon the recommendation of the nominating and corporate governance committee. Mr. Held serves as Executive Vice President and Portfolio Manager of Summer Road LLC, which serves as a family office and provides investment management services to Cap 1. Pursuant to an arrangement between Mr. Held and Summer Road LLC, any compensation that would otherwise be payable to Mr. Held for his services as a director of the Company will be paid directly to Summer Road LLC as his employer.

(2)

Messrs. Hansen, Kraus, O’Connor, and Braswell and Summer Road LLC, as Mr. Held’s employer, were each granted 7,239 RSUs on October 10, 2018 in connection with their election to the Board of Directors at the Company’s 2018 Annual Meeting of Stockholders. These RSUs vest in full one year from the date of grant and will be distributed to the holder on the date that is six months after the day the holder’s service on the Board of Directors terminates for any reason.  The amounts disclosed in this column represent the full grant date fair value of the RSUs granted during fiscal 2019, computed in accordance with ASC 718.  The Company uses the closing share price of the common stock on the date of grant in determining the estimated fair value of the equity instruments.  See Note 8 to our consolidated financial statements filed as part of our Original Filing. The aggregate number of vested and unvested RSUs held by each of the non-employee directors at April 30, 2019, included the following: (i) 35,243 vested RSUs and 7,451 unvested RSUs held by each of Messrs. Hansen, Kraus and O’Connor; (ii) 22,192 vested RSUs and 7,451 unvested RSUs held by Mr. Braswell; and (iii) 19,237 vested RSUs and 7,451 unvested RSUs held by Summer Road LLC as Mr. Held’s employer.  The RSU amounts include RSUs awarded pursuant to the Incentive Plan and additional RSUs credited to the holders in connection with cash dividends paid by the Company. Messrs. Boyd, Deutsch and Mueller did not hold any outstanding equity awards as of April 30, 2019.

(3)	The amounts reported represent the dollar value of dividends paid during fiscal 2019 on RSUs held by each non-employee director and Summer Road LLC at the time of each dividend payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock), in each case, as of August 19, 2019, by (i) each of our named executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own more than 5% of our common stock and Series A Preferred Stock. All such information provided by the shareholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the relevant footnotes to the table.

Applicable percentage ownership for our common stock in the following table is based on 15,227,562 shares of common stock outstanding as of August 19, 2019 and the assumed conversion of all 40,000 shares of our Series A Preferred Stock outstanding as of August 19, 2019 into 6,359,300 shares of common stock, for an aggregate of 21,586,862 shares of common stock deemed outstanding for voting purposes (excluding shares of common stock subject to vested but unsettled RSUs). Each share of Series A Preferred Stock is convertible, at the option of the holder and subject to the conditions set forth in the certificate of designation for the Series A Preferred Stock, into a number of shares of common stock equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the liquidation value of $1,000, divided by the conversion price. The initial conversion price per share is $6.29, subject to adjustment pursuant to the terms of the certificate of designation for the Series A Preferred Stock. Each holder of Series A Preferred Stock is entitled to vote together with holders of outstanding shares of common stock, as a single class on an as-converted basis, with respect to any and all matters presented to the shareholders of the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock issuable upon exercise of outstanding warrants and shares of common stock issuable pursuant to RSUs that have vested or will vest within 60 days of August 19, 2019 are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such securities, but are not deemed to be outstanding for purposes of calculating the percentage ownership of any other person. Applicable percentage ownership for shares of the Series A Preferred Stock is based on 40,000 shares of Series A Preferred Stock outstanding as of August 19, 2019. Beneficial ownership or voting power representing less than 1.00% is denoted with an asterisk (*).

As previously disclosed by the Company, on July 20, 2019, Peak Resorts entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vail Holdings, Inc., a Colorado corporation (“Parent”), VRAD Holdings, Inc., a Missouri corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes stated in Section 9.14 of the Merger Agreement, Vail Resorts, Inc., a Delaware corporation (“Vail Resorts”), relating to the proposed acquisition of the Company by Parent. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Vail Resorts. Upon completion of the Merger, the Company will cease to be a publicly traded company and: (i) each share of the Company’s common stock issued and outstanding immediately prior to the Merger (other than Excluded Shares, as the term is defined in the Merger Agreement) will cease to be outstanding and will be converted into the right to receive $11.00 in cash, without interest and less any applicable withholding taxes; and (ii) each share of Series A Preferred Stock that is outstanding immediately prior to the Merger, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (A) $1,748.81, the product of  $11.00 multiplied by the amount equal to the quotient of $1,000 divided by $6.29; plus (B) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Merger, in cash without interest.

The closing of the Merger is subject to, among other conditions, adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at a special meeting of shareholders (the “Special Meeting”) as of the August 19, 2019 record date, voting together as a single class on an as-converted basis and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On August 20, 2019, the Company filed a definitive proxy statement on Schedule 14A relating to the Special Meeting, which the Company intends to hold on September 20, 2019.

On July 20, 2019, in connection with the execution of the Merger Agreement, certain directors and executive officers and/or their affiliates entered into voting and support agreements with Parent pursuant to which they have agreed to, among other things, and subject to certain conditions, vote in favor of the proposal to the adopt the Merger Agreement and approve the Merger and the other transactions contemplated thereby. The shares covered by the voting and support agreements constituted approximately 45.00% of the total shares entitled to notice of, and to vote at, the Special Meeting, as of the date of the Merger Agreement.

The information provided in the table is based on our records, information publicly filed with the SEC and other information provided to us as of the date of this proxy statement, except where otherwise noted. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed, and the principal address for each such shareholder is c/o Peak Resorts, Inc., 17409 Hidden Valley Drive, Wildwood, Missouri 63025.

	Shares of Common Stock Beneficially Owned		Shares of Series A Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percentage	Shares	Percentage
Greater than 5% Shareholders
CAP 1 LLC and related persons(1) 14000 Quail Springs Parkway, Suite 2200 Oklahoma City, Oklahoma 73134	15,573,836	54.12%	40,000	100.00%
American Financial Group, Inc.(2) Great American Insurance Group Tower 301 East Fourth Street Cincinnati, Ohio 45202	1,245,986	5.77%	—	—
Rutabaga Capital Management(3) 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109	1,217,403	5.64%	—	—
Scott Romberger, Bradley Leber, Alex Snyder(4) 100 Boxwood Lane, Suite 2 York, Pennsylvania 17402	1,183,432	5.48%	—	—
Named Executive Officers and Directors
Timothy D. Boyd(5)	1,251,745	5.80%	—	—
Christopher J. Bub(6)	12,078	*	—	—
Richard K. Deutsch(7)	490,511	2.27%	—	—
Stephen J. Mueller(8)	492,840	2.28%	—	—
Stanley W. Hansen(9)	45,636	*	—	—
Carl E. Kraus(10)	51,524	*	—	—
Christopher S. O’Connor(11)	49,975	*	—	—
David W. Braswell(12)	40,298	*	—	—
Rory A. Held(13)	—	—	—	—
All Directors and Executive Officers as Group (9 persons)(14)	2,434,607	11.19%	—	—

(1)

Based solely on the Schedule 13D/A jointly filed with the SEC on behalf of Cap 1, a Delaware limited liability company, Richard S. Sackler, M.D. (“Dr. Sackler”), the Richard Sackler Family Foundation, Inc., formerly known as the Richard and Beth Sackler Foundation, Inc. (the “Foundation”), and David Sackler (collectively, the “Reporting Persons” and each, a “Reporting Person”), on July 25, 2019 (the “Schedule 13D/A”). Cap 1 is wholly-owned by Crystal Fiduciary Company LLC, as Trustee of the AR Irrevocable Trust, formerly known as the 1974 Irrevocable Trust A FBO BS and RSS. The beneficiaries of the AR Irrevocable Trust are Beverly Sackler, Dr. Sackler and the issue of Dr. Sackler. David Sackler is the President of Summer Road LLC, which serves as a “family office” (as defined in Investment Company Act of 1940 Rule 202(a)(11)(G)‑1) and provides investment management services to Cap 1. The Schedule 13D/A reports ownership as follows: (i) Cap 1 reports sole voting and dispositive power over 15,345,041 shares of our common stock, a total which consists of  (a) 1,797,705 shares of our common stock, (b) 3,179,650 shares of our common stock issuable upon conversion of the Series A Preferred Stock issued on November 2, 2016, (c) 3,179,650 shares of our common stock issuable upon conversion of the Series A Preferred Stock issued on November 21, 2018, (d) an aggregate of 2,719,018 shares of our common stock issuable upon exercise of the 2016 Warrants issued on November 2, 2016, and (e) an aggregate of 4,469,018 shares of our common stock issuable upon exercise of the 2018 Option Warrants issued on November 21, 2018; (ii) Dr. Sackler reports sole voting and dispositive power over 102,595 shares of our common stock; (iii) the Foundation reports sole voting and dispositive power over 26,200 shares of our common stock; and (iv) David Sackler reports sole voting and dispositive power over 100,000 shares of our common stock. The percentage of shares of our common stock beneficially owned by Cap 1 as reported in the table above assumes exercise of the Warrants in full. See Item 13, “Certain Relationships and Related Transactions, and Director Independence— Certain Relationships and Related Transactions” for a summary of the terms of the Series A Preferred Stock, Warrants and other transactions between Cap 1 and its affiliates and the Company.

(2)	Based on a Schedule 13G/A filed by the reporting person on January 25, 2019.
(3)	Based on a Schedule 13G/A filed by the reporting person on February 5, 2019.
(4)

Based on a Schedule 13G jointly filed by the Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O Leah R. Naylor (the “Leah Naylor Trust”), Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O S. Chester Naylor, II (the “S. Chester Naylor Trust”), and Irvin S. Naylor Trust U/D/T dated 12/11/2003 F/B/O Sarah R. Naylor (the “Sarah Naylor Trust,” and together with the Leah Naylor Trust and S. Chester Naylor Trust, the “Naylor Trusts”), and Scott Romberger, Bradley Leber and Alex Snyder, each as a trustee for each of the Naylor Trusts (collectively, the “Trustees”), filed by the reporting persons on August 1, 2019. Each of the Leah Naylor Trust and Sarah Naylor Trust reports sole voting and dispositive power over 378,698 shares, the S. Chester Naylor Trust reports sole voting and dispositive power over 426,036 shares, and each of the Trustees reports shared voting and dispositive power over 1,183,432 shares. The Naylor Trusts acquired all reported shares as part of the consideration payable to the Naylor Trusts by the Company in connection with the Company’s acquisition of Snow Time, Inc. on November 21, 2018. Each of the Naylor Trusts disclaims beneficial ownership of the shares held by the other Naylor Trusts, and each of the Trustees disclaims beneficial ownership of all shares reported pursuant to the terms of the Naylor Trusts.

(5)

Includes (i) 853,300 shares held by Mr. Boyd as trustee of the Timothy D. Boyd Revocable Trust U/A 8/27/1996, for which Mr. Boyd has sole voting and investment power as trustee; (ii) 107,600 shares held by Mr. Boyd’s wife, Melissa K. Boyd, as Trustee of the Timothy D. Boyd 2011 Family Trust U/A 1/28/2011, for which Ms. Boyd has sole voting and investment power as trustee; (iii) 281,400 shares held by Ms. Boyd as trustee of the Melissa K. Boyd Revocable Trust U/A 8/27/1996, for which Ms. Boyd has sole voting and investment power as trustee; and (iv) 9,445 shares received upon vesting of a portion of the RSUs granted to Mr. Boyd pursuant to the Annual Incentive Plan and held by Mr. Boyd. Mr. Boyd disclaims beneficial ownership of the 389,000 shares over which Ms. Boyd serves as trustee.

(6)

Includes 3,740 shares received upon vesting of a portion of the RSUs granted to Mr. Bub pursuant to the Annual Incentive Plan and 8,338 vested RSUs that will be settled within six months of Mr. Bub’s employment termination, subject to acceleration in accordance with the terms of the RSUs and the Equity Incentive Plan. A portion of the vested RSUs represent accumulated dividend credits.

(7)	Includes 50,000 shares pledged as security for a loan and 7,111 shares received upon vesting of a portion of the RSUs granted to Mr. Deutsch pursuant to the Annual Incentive Plan.
(8)

Represents (i) 489,100 shares held by Mr. Mueller and Beth R. Mueller, trustees of the Stephen J. Mueller Revocable Living Trust U/S dated October 5, 2012, as amended, which have been pledged as security for a loan; (ii) 3,419 shares received upon vesting of a portion of the RSUs granted to Mr. Mueller pursuant to the Annual Incentive Plan and held by Mr. Mueller; and (iii) 321 shares held by Mr. Mueller’s wife, Beth Mueller, over which she has sole voting and investment power. Mr. Mueller disclaims beneficial ownership of the 321 shares held by Ms. Mueller.

(9)

Includes 36,021 vested RSUs and 7,615 RSUs that will vest within 60 days of August 19, 2019. Vested RSUs will be settled within six months of the date Mr. Hansen’s Board service terminates, subject to acceleration in accordance with the terms of the RSUs and the Equity Incentive Plan. A portion of the RSUs represent accumulated dividend credits.

(10)

Includes 36,021 vested RSUs and 7,615 RSUs that will vest within 60 days of August 19, 2019. Vested RSUs will be settled within six months of the date Mr. Kraus’ Board service terminates, subject to acceleration in accordance with the terms of the RSUs and the Equity Incentive Plan. A portion of the RSUs represent accumulated dividend credits.
(11)

Includes 36,021 vested RSUs and 7,615 RSUs that will vest within 60 days of August 19, 2019. Vested RSUs will be settled within six months of the date Mr. O’Connor’s Board service terminates, subject to acceleration in accordance with the terms of the RSUs and the Equity Incentive Plan. A portion of the RSUs represent accumulated dividend credits.

(12)

Includes 22,683 vested RSUs and 7,615 RSUs that will vest within 60 days of August 19, 2019. Vested RSUs will be settled within six months of the date Mr. Braswell’s Board service terminates, subject to acceleration in accordance with the terms of the RSUs and the Equity Incentive Plan. A portion of the RSUs represent accumulated dividend credits.

(13)

All compensation paid to Mr. Held in connection with his service on the Board, including awards of RSUs, is paid to his employer, Summer Road LLC, pursuant to an arrangement between Mr. Held and Summer Road LLC. Mr. Held has no voting or investment power over the shares held by Summer Road LLC or Cap 1.

(14)	Includes 139,084 vested but unsettled RSUs and 30,460 RSUs that will vest within 60 days of August 19, 2019, all of which are subject to settlement as noted in the footnotes above.

Equity Compensation Plan Information

On November 4, 2014, the Company’s Board of Directors adopted the Incentive Plan, and on November 5, 2014, the Company’s stockholders approved the Incentive Plan. The stockholders approved a maximum of 559,296 shares to be available for issuance under the Incentive Plan. The Incentive Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, or any combination thereof, as defined in and allowed by the Incentive Plan. As of April 30, 2019, 357,001 shares remained available for issuance, as illustrated in the table below:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review of Related Party Transactions

As provided by the audit committee’s charter, the audit committee must review and approve all transactions between the Company and any related person that are required to be disclosed pursuant to Item 404 of Regulation S-K. "Related person" and "transaction" shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. In determining whether to approve or ratify a particular transaction, the audit committee will take into account any factors it deems relevant.

Certain Relationships and Related Transactions

Mr. Braswell, a director of the Company, is a partner at Armstrong Teasdale LLP, which is a law firm that provided legal services to the Company in fiscal years 2019 and 2018, continues to provide legal services to the Company during the current fiscal year and is expected to continue to provide legal services to the Company in the future. During fiscal years 2019 and 2018, the Company incurred expenses of approximately $565,000 and $144,000, respectively, related to work performed by Armstrong Teasdale LLP for legal services, which amount in each case totaled less than 1.0% of Armstrong Teasdale LLP’s consolidated gross revenues for the relevant fiscal year and is considered immaterial by Armstrong Teasdale LLP and the Company. None of Mr. Braswell’s compensation is directly attributable to these fees, he has no other direct or indirect material interest in these fees, and he provides no legal services to the Company on behalf of Armstrong Teasdale LLP.

In December 2017, the Company paid approximately $471,000 for land and improvements located adjacent to one of its resorts to a trust for which Mr. Boyd, the Company’s Chief Executive Officer, serves as trustee. The trust has a total of four beneficiaries (including Mr. Boyd), each of whom has a 25% direct interest in the trust.

On  August 22, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Cap 1 in connection with the sale and issuance (the “Private Placement”) of $20 million in Series A Preferred Stock and three warrants (the “2016 Warrants”) to purchase shares of the Company’s common stock that are exercisable at any time for a period of 12 years from the date of issuance, as follows: (i) 1,538,462 shares of common stock at $6.50 per share; (ii) 625,000 shares of common stock at $8.00 per share; and (iii) 555,556 shares of common stock at $9.00 per share. On November 2, 2016, the Company completed the sale and issuance of the 20,000 shares of Series A Preferred Stock and the 2016 Warrants to Cap 1 in the Private Placement. The Securities Purchase Agreement granted to the Company the right to require Cap 1 to purchase an additional 20,000 shares of Series A Preferred Stock for $1,000 per share, along with additional warrants, all on the same terms as the Private Placement, subject to certain conditions (the “Cap 1 Option”). In connection with the Private Placement, the Company, Cap 1 and certain members of the Company’s management (the “Management Stockholders”) entered into a Stockholders’ Agreement granting Cap 1 the right to nominate a director to sit on the Company’s board of directors, preemptive rights with respect to certain future issuances of securities, and consent rights regarding certain acquisitions and dispositions, in each case subject to stock ownership requirements and exceptions.

On November 21, 2018, we completed our acquisition of all of the issued and outstanding shares of common stock of Snow Time, Inc. for total consideration of $71.6 million, payable in a combination of cash and shares of common stock. We financed $50.0 million of the Snow Time, Inc. cash consideration with the $50.0 million senior secured term loan (the “Term Loan”) from Cap 1 pursuant to the terms of the Credit Agreement entered into with Cap 1 on November 21, 2018 and the remaining cash consideration from proceeds received upon our exercise of the Cap 1 Option pursuant to which we issued to Cap 1 an additional $20 million in Series A Preferred Stock and warrants to purchase up to 2,719,018 shares of common stock on terms identical to the 2016 Warrants (the “2018 Option Warrants”). As consideration for the Term Loan and in lieu of fees, we issued Cap 1 a warrant to purchase 1,750,000 shares of common stock at $10.00 per share, which was exercisable immediately and expires ten years from the date of issuance (the “Financing Warrant,” and together with the 2016 Warrants and 2018 Option Warrants, the “Warrants”).

The Term Loan has an initial term of two years and bears interest at 6.95%, payable quarterly, subject to a 2.0% increase upon an event of default. The Term Loan is secured by all real property on which the Snow Time, Inc. resorts are located and improvements thereon.  Amounts due under the Term Loan may be prepaid without penalty.

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

On November 21, 2018, in connection with the closing of the Term Loan and the Snow Time, Inc. acquisition, the Company, Cap 1 and the Management Stockholders entered into the Amended and Restated Stockholders’ Agreement which added the new shares of Series A Preferred Stock, 2018 Option Warrants, Financing Warrant and Extension Warrant, and the shares of common stock underlying such securities, to the scope of the Stockholders’ Agreement entered into by the parties in connection with the 2016 Private Placement. The Stockholders’ Agreement otherwise remains unchanged and  (i) provides Cap 1 a right to nominate a director to sit on the Company’s Board of Directors so long as Cap 1 beneficially owns, on a fully diluted, as-converted basis, at least 20% of the outstanding equity securities of the Company; (ii) restricts transfers of the Company’s securities by Cap 1 and the Management Stockholders; (iii) provides Cap 1 with a right of first offer to purchase shares of the Company’s common stock from the Management Stockholders; (iv) grants Cap 1 preemptive rights with respect to future issuances of securities; and (v) requires Cap 1’s approval, so long as it meets certain ownership requirements, in order for the Company to (a) materially change the nature of its business or (b) acquire or dispose of any resorts, assets or properties for aggregate consideration equal to or greater than 30% of the enterprise value of the Company and its subsidiaries.

The Company entered into a Registration Rights Agreement with Cap 1, dated November 21, 2018, granting certain registration rights with respect to the shares of common stock underlying the 2018 Series A Preferred Stock, 2018 Option Warrants and Financing Warrant. The terms and registration rights applicable to the Extension Warrant, if issued, are expected to be substantially the same as those applicable to the Financing Warrant. Identical registration rights were granted to Cap 1 with respect to the 2016 Series A Preferred Stock and 2016 Warrants issued to Cap 1 in November 2016 in connection with the Private Placement.

Also on November 21, 2018, the Company, Cap 1 and the Management Stockholders entered into the Amended and Restated Voting Agreement, which adds the shares of Series A Preferred Stock granted in 2018, 2018 Option Warrants, Financing Warrant and Extension Warrant, and the shares of common stock underlying such securities, to the scope of the Voting Agreement entered into by the parties in connection with the 2016 Private Placement. Pursuant to the terms of the Amended and Restated Voting Agreement, Cap 1 has agreed that for up to three years after the issuance date or until a change of control, it will vote any shares of common stock issued upon exercise of any of the Warrants in favor of the Board of Directors’ recommendations as to the election, removal or replacement of directors and all other proposals submitted to the vote of stockholders, except in the case of non-routine matters such as tender offers, mergers, acquisitions and similar transactions.

Because Cap 1 is entitled to vote its Series A Preferred Stock on an as-converted basis, Cap 1 and its affiliates own approximately 38.8% of the Company’s outstanding voting power as of August 19, 2019. Assuming the conversion of the Series A Preferred Stock and exercise of all Warrants held by Cap 1, Cap 1 would own approximately 54.1% of the outstanding shares of our common stock and voting power as of August 19, 2019.

The key terms of the Series A Preferred Stock are as follows:

•	$1,000 per share liquidation value;
•

Convertible upon a change of control, or after nine months, into a number of shares of common stock equal to the number of shares to be converted times the liquidation value, divided by the conversion price of $6.29;

•	Cumulative dividend of 8.0% per annum on the liquidation value;
•

Redeemable by the Company after three years at 125% of the liquidation value, plus accrued and unpaid dividends if the common stock trades at more than 130% of the conversion price for a 30‑day period;

•	Senior as to dividends, liquidation and redemption, with limitations on the Company’s ability to issue convertible debt and senior securities; and
•

Voting rights on an as-converted basis with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company.

Dividends began accruing on August 2, 2017 with respect to the outstanding Series A Preferred Stock issued in connection with the 2016 Private Placement and on August 21, 2019 with respect to the outstanding Series A Preferred Stock issued in connection with the exercise of the Cap 1 Option in 2018, in each case at the rate of 8.0% per annum on the liquidation value.  Dividend payments on the Series A Preferred Stock will total $3.2 million annually, or $800,000 quarterly.

The largest amount of principal outstanding under the Term Loan was $50.0 million during the year ended April 30, 2019, and no payments on principal were made during fiscal 2019. At August 19, 2019, $50.0 million of principal remained outstanding under the Term Loan. During the year ended April 30, 2019, the Company paid Cap 1 approximately $1.27 million of interest related to the Term Loan.

In November 2016, the Board of Directors appointed Mr. Held to serve as a director of the Company upon the nomination of Cap 1 pursuant to the terms of the Stockholders’ Agreement and the recommendation of the nominating and corporate governance committee. Mr. Held has been reelected as a director by the Company’s shareholders at the Company’s annual meetings of shareholders since his initial appointment. Mr. Held serves as Executive Vice President and Portfolio Manager of Summer Road LLC, which serves as a family office and provides investment management services to Cap 1. Mr. Held has no equity interest in, or other relationship with, Cap 1 or Summer Road LLC and is not compensated by Cap 1 or Summer Road LLC for his services as a director of the Company.

Director Independence

Based on the independence standards as defined by the Nasdaq marketplace rules, the Board of Directors has determined in its business judgment that Messrs. Hansen, Kraus, O’Connor, Braswell and Held are independent as such term is defined in the Nasdaq listing standards. In addition, each of the members of the audit committee, compensation committee and nominating and corporate governance committee meets the independence standards set forth in the SEC rules and the Nasdaq listing standards. In making these determinations, the Board of Directors has reviewed all transactions and relationships between each director (or any member of his or her immediate family) and the Company, including transactions and relationships described in the directors’ responses to questions regarding employment, business, family, and other relationships with the Company and its management, as well as those disclosed pursuant to Item 404(a) of Regulation S-K as described in “Certain Relationships and Related Transactions” in this Item 13. As a result of this review, the Board of Directors concluded, as to each independent director, that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fees

RSM US LLP has acted as our independent registered public accounting firm since 2011, and the audit committee selected and approved the engagement of RSM US LLP to act as our independent registered public accounting firm and to audit our consolidated financial statements for the fiscal year ended April 30, 2020.

The aggregate fees, including expenses, of RSM US LLP for the fiscal years ended April 30, 2019 and April 30, 2018 are as follows:

	2019	2018
Audit Fees(1)	$376,851	$247,795
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)

Audit Fees consist of professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements. Audit Fees for fiscal 2019 also included services rendered in connection with the Company’s acquisition of Snow Time, Inc. in November 2018.

Audit Committee Pre-Approval Policies and Procedures

The charter of the audit committee provides that the audit committee will pre-approve all audit services and permitted non-audit and tax services to be provided by our independent registered public accounting firm. All fees paid to RSM US LLP for fiscal 2019 and fiscal 2018 were pre-approved by the audit committee in accordance with its responsibilities.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

The following additional exhibits are filed with this Amendment:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Item 16. Form 10‑K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

Date: August 27, 2019	By:	/s/ Timothy D. Boyd
Timothy D. Boyd
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 27, 2019	By:	/s/ Christopher J. Bub
Christopher J. Bub
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy D. Boyd	Chief Executive Officer, President and	August 27, 2019
Timothy D. Boyd	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Christopher J. Bub	Chief Financial Officer and Vice President	August 27, 2019
Christopher J. Bub	(Principal Financial and Accounting Officer)

/s/ Stephen J. Mueller	Executive Vice President and Director	August 27, 2019
Stephen J. Mueller

/s/ Richard K. Deutsch	Vice President-Business and Real Estate	August 27, 2019
Richard K. Deutsch	Development and Director

/s/ Stanley W. Hansen	Director	August 27, 2019
Stanley W. Hansen

/s/ Carl E. Kraus	Director	August 27, 2019
Carl E. Kraus

/s/ Christopher S. O’Connor	Director	August 27, 2019
Christopher S. O’Connor

/s/ David W. Braswell	Director	August 27, 2019
David W. Braswell

/s/ Rory A. Held	Director	August 27, 2019
Rory A. Held