Form 10-Q
period 2019-07-31
Peak Resorts Inc
filed 2019-09-13
CIK 1517401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019.

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

As of September 9, 2019, 15,227,562 shares of the registrant’s common stock were outstanding.

Introductory Note

On July 20, 2019, Peak Resorts, Inc. (“we,” “us,” “Peak Resorts,” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vail Holdings, Inc., a Colorado corporation (“Parent”), VRAD Holdings, Inc., a Missouri corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes stated in Section 9.14 of the Merger Agreement, Vail Resorts, Inc., a Delaware corporation (“Vail Resorts”), relating to the proposed acquisition of the Company by Parent. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Vail Resorts. Upon completion of the Merger, the Company will cease to be a publicly traded company and: (i) each share of the Company’s common stock issued and outstanding immediately prior to the Merger (other than Excluded Shares, as the term is defined in the Merger Agreement) will cease to be outstanding and will be converted into the right to receive $11.00 in cash, without interest and less any applicable withholding taxes; and (ii) each share of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) that is outstanding immediately prior to the Merger, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (A) $1,748.81, the product of  $11.00 multiplied by the amount equal to the quotient of $1,000 divided by $6.29; plus (B) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Merger, in cash without interest.

The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019 and the Proxy Statement (as defined below). See Note 2, “Merger Agreement and Proposed Merger” for additional information.

On August 6, 2019, the Company received a letter from the United States Forest Service (the “USFS”) confirming that renewal, issuance or reissuance of the Company’s USFS permits is not required as a consequence of consummation of the Merger. On August 28, 2019, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition of the Company by Parent. These events satisfied two of the applicable conditions to closing of the acquisition set forth in the Merger Agreement.

The closing of the Merger is also subject to adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated thereby by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at a special meeting of shareholders (the “Special Meeting”) as of the August 19, 2019 record date for the Special Meeting, voting together as a single class on an as-converted basis. On August 20, 2019, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger (the “Proxy Statement”), which the Company intends to hold on September 20, 2019.

The acquisition is expected to be completed in fall 2019, however, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Proxy Statement.

Unless stated otherwise, any forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger.

PART I FINANICAL INFORMATION

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peak Resorts Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	July 31,	April 30,
	2019	2019
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$14,451	$30,194
Restricted cash	4,173	5,240
Income tax receivable	6,454	—
Accounts receivable	2,729	9,514
Inventory	2,478	2,544
Prepaid expenses and other current assets	11,632	14,984
Total current assets	41,917	62,476

Property and equipment, net	286,262	287,121
Land held for development	38,664	38,657
Goodwill	18,173	18,173
Intangible assets, net	3,032	3,106
Other assets	1,113	1,115
Total assets	$389,161	$410,648

Liabilities and Stockholders' Equity

Current liabilities:
Revolving lines of credit	$12,415	$12,415
Current maturities of long-term debt	1,214	1,513
Accounts payable and accrued expenses	16,971	14,207
Accrued salaries, wages and related taxes and benefits	2,506	6,281
Unearned revenue	22,519	22,153
Current portion of deferred gain on sale/leaseback	333	333
Total current liabilities	55,958	56,902

Long-term debt, including related party debt of $50,049 and $50,058, less current maturities, respectively	216,221	215,869
Deferred gain on sale/leaseback	2,097	2,180
Deferred income taxes	18,384	18,384
Other liabilities	651	770
Total liabilities	293,311	294,105

Series A preferred stock, $0.01 par value per share, $1,000 liquidation preference per share, 40,000 shares authorized, issued and outstanding	34,718	34,318

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 15,227,562 and 15,165,832 shares issued and outstanding, respectively	152	152
Additional paid-in capital	96,952	96,557
Accumulated deficit	(35,972)	(14,484)
Total stockholders' equity	61,132	82,225
Total liabilities and stockholders' equity	$389,161	$410,648

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,
	2019	2018

Net revenue	$9,662	$7,007
Operating expenses:
Resort operating costs	19,870	14,271
Depreciation and amortization	6,493	3,298
General and administrative	3,636	1,256
Land and building rent	342	336
Real estate and other taxes	895	687
Restructuring charges	—	177
Loss from operations	(21,574)	(13,018)

Other (expense) income:
Interest, net of amounts capitalized of $0 and $173 in 2019 and 2018, respectively	(4,632)	(3,479)
Gain on sale/leaseback	83	83
Other income	60	32
	(4,489)	(3,364)

Loss before income taxes	(26,063)	(16,382)
Income tax benefit	(6,454)	(4,587)
Net loss	$(19,609)	$(11,795)

Less declaration and accretion of Series A preferred stock dividends	(800)	(400)
Net loss attributable to common shareholders	$(20,409)	$(12,195)

Basic and diluted loss per common share	$(1.33)	$(0.87)

Cash dividends declared per common share	$0.07	$0.07

Cash dividends declared per preferred share	$20.00	$20.00

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances, April 30, 2018	13,982,400	$140	$86,631	$(16,951)	$69,820

Net loss	—	—	—	(11,795)	(11,795)
Dividends declared - common stock	—	—	—	(979)	(979)
Accretive dividend - preferred stock	—	—	—	(400)	(400)
Dividends paid as restricted stock units	—	—	10	(10)	—
Stock based compensation	—	—	46	—	46
Balances, July 31, 2018	13,982,400	$140	$86,687	$(30,135)	$56,692

Balances, April 30, 2019	15,165,832	$152	$96,557	$(14,484)	$82,225

Net loss	—	—	—	(19,609)	(19,609)
Dividends declared - common stock	—	—	—	(1,066)	(1,066)
Dividends declared - preferred, including $400 of accretive dividends	—	—	—	(800)	(800)
Dividends paid as restricted stock units	—	—	13	(13)	—
Shares issued upon vesting of restricted stock units	61,730	—	—	—	—
Stock based compensation	—	—	382	—	382
Balances, July 31, 2019	15,227,562	$152	$96,952	$(35,972)	$61,132

See accompanying notes to unaudited condensed consolidated financial statements.

Peak Resorts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three months ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,609)	$(11,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	6,493	3,298
Stock based compensation	382	56
Amortization of deferred financing costs	350	271
Amortization of original issue premium	(8)	—
Amortization of other liabilities	(9)	(9)
Gain on sale/leaseback	(83)	(83)
Changes in operating assets and liabilities:
Accounts receivable	6,785	5,688
Income tax receivable	(6,454)	(4,587)
Inventory	66	(126)
Prepaid expenses and other current liabilities	3,352	2,697
Other assets	2	(716)
Accounts payable, accrued expenses and other liabilities	2,143	(1,700)
Accrued salaries, wages and related taxes and benefits	(3,775)	114
Unearned revenue	366	672
Net cash used in operating activities	(9,999)	(6,220)

Cash flows from investing activities:
Additions to property and equipment	(5,053)	(8,177)
Additions to land held for development	(7)	(6)
Net cash used in investing activities	(5,060)	(8,183)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(289)	(533)
Distributions to stockholders	(1,462)	(1,379)
Net cash used in financing activities	(1,751)	(1,912)

Net decrease in cash, cash equivalents and restricted cash	(16,810)	(16,315)
Cash, cash equivalents, and restricted cash, beginning of period	35,434	36,429
Cash, cash equivalents, and restricted cash, end of period	$18,624	$20,114

Supplemental cash flow information:
Cash paid interest	$934	$48

Supplemental disclosure of noncash investing and financing activities:
Assets under construction included in accounts payable	$1,418	$353
Accretive dividends - Series A preferred stock	$400	$—
Accrued dividends, common and preferred	$1,466	$1,379

See accompanying notes to unaudited condensed consolidated financial statements.

PEAK RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Peak Resorts, Inc. and its subsidiaries (the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position, results of operations and cash flows. The results for the three months ended July 31, 2019 are not necessarily indicative of the results expected for a full fiscal year. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses during its first and second fiscal quarters. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10‑K for the fiscal year ended April 30, 2019, filed with the Securities and Exchange Commission.

Nature of Business

The Company is a leading owner and operator of high-quality, individually branded ski resorts in the U.S. and, as of July 31, 2019, operated 17 ski resorts primarily located in the Northeast, Mid-Atlantic and Midwest United States, 16 of which are owned. The majority of the resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Baltimore, Washington D.C., Cleveland, Kansas City and St. Louis, enabling day and overnight drive accessibility. The Company’s resorts are comprised of nearly 2,200 acres of skiable terrain appropriate to a wide range of ages and abilities. The activities, services and amenities available at the Company’s resorts include skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, zip tours, golf, mountain coasters, mountain biking, hiking and other summer activities. The Company operates in a single business segment—ski resort operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Peak Resorts, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. On November 21, 2018, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Snow Time, Inc. (“Snow Time”) (see Note 3). These financial statements reflect the activity of Snow Time for the period since its acquisition.

Dividends

Generally, the declaration and payment of future dividends to holders of the Company’s common stock will be at the sole discretion of the Company’s board of directors, and will depend on many factors, including the Company’s actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in the Company’s outstanding debt agreements, preference of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), economic conditions and other factors that could differ materially from the Company’s current expectations.

From the date that is nine months following the date of issuance, cumulative dividends accrue on the outstanding shares of Series A Preferred Stock on a daily basis in arrears at the rate of 8% per annum on the liquidation value of $1,000 per share. All accrued and accumulated dividends on the Series A Preferred Stock shall be paid prior and in preference to any dividend or distribution on any junior securities, including the Company’s common stock, provided that the Company may declare or pay any dividend or distribution payable on the common stock in shares of common stock.  The Certificate of Designation of the Series A Preferred Stock provides that, until the earlier of (i) such date as no Series A Preferred Stock remains outstanding and (ii) January 1, 2027, the Company is prohibited from paying any dividend on capital stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock.

As discussed in Note 2, “Merger Agreement and Proposed Merger,” on July 20, 2019, the Company, entered into an Agreement and Plan of Merger with Vail Holdings, Inc., a Colorado corporation (“Parent”), VRAD Holdings, Inc., a Missouri corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes stated in Section 9.14 of the Merger Agreement (as defined in Note 2), Vail Resorts, Inc., a Delaware corporation (“Vail Resorts”), relating to the proposed acquisition of the Company by Parent. The Company agreed in the Merger Agreement to suspend the payment of any future dividends, other than the quarterly cash dividend declared on July 2, 2019 of  $0.07 per outstanding share of its common stock, which was paid on August 9, 2019 to common shareholders of record as of July 25, 2019, and the Series A Preferred Stock dividend of $400 in the aggregate, which was paid on August 9, 2019 to the holder of the Company’s Series A Preferred Stock. Dividends on the Series A Preferred Stock will continue to accrue.

Cash and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statements of cash flow:

	July 31,
	2019	2018
Cash and cash equivalents	$14,451	$10,085
Restricted cash	4,173	1,440
Restricted cash, construction	—	8,589
Total cash, cash equivalents, and restricted cash, end of period	$18,624	$20,114

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases (Topic 842),” which requires lessees to recognize most leases on the balance sheet. This ASU requires modified retrospective adoption and will be applicable for the Company as of April 30, 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements, including an evaluation of  the effect the standard will have on the Company’s deferred gain on sale/leaseback. While the Company expects the pattern of expense for leases it currently classifies as operating will be similar between the old and new guidance, it expects adoption of the new standard will result in a significant increase in assets and liabilities for right of use assets and lease obligations, respectively, for leases it currently classifies as operating. As of July 31, 2019, future minimum lease payments under operating leases was approximately $14,000.

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

Note 2. Merger Agreement and Proposed Merger

Merger Agreement

On July 20, 2019 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent, Merger Sub, and, solely for the purposes stated in Section 9.14 of the Merger Agreement, Vail Resorts, relating to the proposed acquisition of the Company by Parent.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger, and, at the effective time of the Merger (the “Effective Time”): (i) each share of common stock of the Company, par value $0.01 per share issued and outstanding immediately prior to the Effective Time, other than Excluded Shares (as defined in the Merger Agreement), will cease to be outstanding and will be converted into the right to receive $11.00 in cash, without interest (the “Common Merger Consideration”); (ii) each share of Series A Preferred Stock, that is outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) $1,748.81; plus (b) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Effective Time, in cash without interest.

Pursuant to the Merger Agreement, at the Effective Time: (i) each restricted stock unit (“RSU”) that was granted pursuant to the Company’s 2014 Equity Incentive Plan, as amended from time to time (the “Equity Incentive Plan”), that remains outstanding immediately prior to the Effective Time will become fully vested immediately prior to the Effective Time and will be cancelled and extinguished in exchange for the right to receive an amount, in cash, without interest, equal to the (a) Common Merger Consideration, multiplied by (b) number of RSUs held by such holder, less withholdings for any applicable taxes; and (ii) each warrant to purchase shares of common stock that is issued and outstanding immediately prior to the Effective Time (collectively, the “Warrants”), will be cancelled in exchange for the right to receive an amount in cash, without interest, equal to the product of: (a) the aggregate number of shares of common stock in respect of such Warrant; multiplied by (b) the excess of the Common Merger Consideration over the per share exercise price under such Warrant.

The board of directors of the Company (i) determined that the terms of the Merger Agreement, the Merger and the other transactions contemplated thereby are fair to, advisable and in the best interests of, the Company and its shareholders; (ii) adopted and approved the Merger Agreement and declared advisable the Merger Agreement and the completion by the Company of the Merger and the other transactions contemplated thereby; (iii) directed that the Merger Agreement be submitted to the shareholders of the Company for adoption; and (iv) resolved to recommend that the Company’s shareholders vote in favor of the adoption of the Merger Agreement and approve the Merger and the other transactions contemplated thereby. The closing of the Merger is subject to, among other conditions, adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated thereby by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at a special meeting of shareholders (the “Special Meeting”) as of the August 19, 2019 record date for the Special Meeting, voting together as a single class on an as-converted basis (“Company Shareholder Approval”). On August 20, 2019, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger (the “Proxy Statement”), which the Company intends to hold on September 20, 2019.

In addition to the Company Shareholder Approval condition, consummation of the Merger is also subject to various customary conditions, including, but not limited to, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and that the Company or its subsidiaries shall have, if necessary, obtained any consent, transfer, renewal, issuance or reissuance with respect to the Company’s United States Forest Service (the “USFS”) permits. On August 6, 2019, the Company received a letter from the USFS confirming that renewal, issuance or reissuance of the Company’s USFS permits is not required as a consequence of consummation of the Merger. On August 28, 2019, the applicable waiting period under the HSR Act expired with respect to the proposed acquisition of the Company by Parent. These events satisfied two of the applicable conditions to closing of the acquisition set forth in the Merger Agreement.

The Company is subject to customary restrictions on its ability to solicit, initiate, facilitate or encourage Alternative Proposals (as defined in the Merger Agreement) from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding Alternative Proposals, with customary exceptions regarding the board’s fiduciary duties under applicable law. The board has agreed to recommend that the Company’s shareholders vote to adopt and approve the Merger Agreement, the Merger and the other transactions contemplated thereby, subject to certain customary exceptions regarding the board’s fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), and provides that, upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of $9,220 (the “Termination Fee”). If the Merger Agreement is terminated by Parent or the Company following the failure to obtain the Company Shareholder Approval at the Special Meeting absent a pending Alternative Proposal, then the Company must reimburse Parent all of its fees and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby, up to $3,000 in the aggregate. In addition, subject to certain exceptions and limitations set forth in the Merger Agreement, either party may terminate the Merger Agreement if the Merger is not consummated by January 21, 2020 (the “End Date”), subject to the ability of either party to twice extend the End Date for an additional 90 days each time, in certain circumstances. Subject to certain conditions and limitations set forth in the Merger Agreement, upon the termination of the Merger Agreement by the Parent or Company, the Merger Agreement also provides for the payment by the Company to Parent of the Termination Fee if the Company consummates a transaction with respect to an Alternative Proposal within 12 months after such termination, or signs a definitive agreement with respect to such Alternative Proposal within 12 months after such termination and such transaction is subsequently consummated.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the Signing Date and the Effective Time, (2) not to engage in certain types of transactions during this period unless agreed to in writing by Parent, (3) to convene and hold the Special Meeting for the purpose of obtaining the Company Shareholder Approval, (4) subject to certain conditions, not to withhold, withdraw, amend or modify in a manner adverse to Parent or Merger Sub, the recommendation of the board that the Company’s shareholders approve the adoption of the Merger Agreement, and (5) to take any and all action needed to obtain any required antitrust approval for the Merger.

The Merger is expected to be completed in fall 2019, however, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Proxy Statement.

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2019.

Voting and Support Agreements

On the Signing Date, concurrently with the execution of the Merger Agreement, Cap 1 LLC, an affiliate of a member of the board (“Cap 1”), Richard S. Sackler, M.D. (“RS”), the Richard and Beth Sackler Foundation, Inc. (the “Foundation”), David Sackler (“DS”), Timothy D. Boyd, the Company’s Chief Executive Officer, President, Chairman of the Board (“TB”), the Timothy D. Boyd Revocable Trust U/A 8/27/1996, for which Mr. Boyd is the trustee (the “TB Trust”), the Timothy D. Boyd 2011 Family Trust U/A 1/28/2011, for which Melissa K. Boyd, Mr. Boyd’s spouse, is the trustee (the “TB Family Trust”), the Melissa K. Boyd Revocable Trust U/A 8/27/1996, for which Ms. Boyd is the trustee (the “MB Trust”), and Jesse Boyd and Jessica Boyd JTWROS, Mr. Boyd’s son and daughter in law (“JB” and, together with Cap 1, RS, the Foundation, DS, TB, the TB Trust, the TB Family Trust and the MB Trust, the “Supporting Shareholders” and, each, a “Supporting Shareholder”), collectively, the Company’s largest shareholders, entered into Voting and Support Agreements (each, a “Support Agreement” and, collectively, the “Support Agreements”) with Parent.

Pursuant to the Support Agreements, each Supporting Shareholder agreed to, prior to the Expiration Date (as defined below) (i) vote (a) all shares of capital stock of the Company owned, beneficially or of record, by such Supporting

Shareholder as of the Signing Date, and (b) all additional shares of capital stock of the Company acquired by the Supporting Shareholder, beneficially or of record, including by way of converting any convertible securities, during the period commencing with the execution and delivery of such Support Agreement and expiring on the Expiration Date, among other things, (1) in favor of the adoption of the Merger Agreement and the approval of the other transactions contemplated thereby (collectively, the “Proposed Transaction”), (2) against the approval or adoption of any Alternative Proposal or any other proposal made in opposition to, or in competition with, the Proposed Transaction, and (3) against any Alternative Proposal or any other action that would reasonably be expected to impede, interfere with, delay, postpone, discourage or adversely affect the consummation of the Proposed Transaction, and (ii) not approve any Alternative Transaction (as defined in the Support Agreements) by written consent. Notwithstanding the foregoing, the Supporting Shareholders entered into the Support Agreements solely in their capacities as beneficial or record owners, and nothing therein limits or affects the actions taken by any director or officer of the Company affiliated with the Supporting Shareholder solely in his capacity as a director or officer of the Company in the exercise of his fiduciary duties as a director or officer of the Company.

The shares covered by the Support Agreements constitute approximately 45.0% of the issued and outstanding shares of common stock entitled to notice of, and to vote at, the Special Meeting, as of the date of the Merger Agreement assuming the conversion of the Series A Preferred Stock, as of the date of the Merger Agreement.

The Support Agreements will terminate upon the earliest of (the “Expiration Date”): (i) such date and time as the Merger Agreement shall have been validly terminated pursuant to the terms of Article VIII thereof; (ii) the Effective Time; (iii) the date of any amendment, modification or supplement to the Merger Agreement that decreases the amount, or changes the form, of Merger Consideration (as defined in the Merger Agreement) payable to such Supporting Shareholder; (iv) the date upon which Parent and the Supporting Shareholder agree to terminate such Support Agreement in writing; and (v) the date upon which the board or any committee thereof makes a Company Adverse Recommendation Change (as defined in the Merger Agreement).

The Company, Snow Time Acquisition, Inc., a direct, wholly-owned subsidiary of the Company, and certain of its subsidiaries listed on the signature pages to the Cap 1 Support Agreement as “Subsidiary Guarantors” are also party to the Cap 1 Support Agreement. In addition to the provisions set forth in the other Support Agreements, the Cap 1 Support Agreement provides for, among other things, the consent of Cap 1, in its capacity as lender with respect to certain of the Company’s indebtedness, to the Merger.

Transaction Costs

During the three months ended July 31, 2019, the Company incurred merger-related costs of $2,308, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Note 3. The Snow Time Acquisition

On November 21, 2018, the Company completed its acquisition of Snow Time in a transaction pursuant to which Snow Time became a wholly owned subsidiary of the Company (the  “Snow Time Acquisition”).

Purchase Price Allocation

During the three months ended July 31, 2019, the Company completed various valuation studies and finalized its estimates of the fair value of the assets acquired and liabilities assumed in the Snow Time Acquisition.

The following table summarizes the fair value of the net assets acquired in the Snow Time Acquisition on November 21, 2018.

Tangible assets and liabilities:
Accounts receivable	$208
Inventories	969
Property and equipment	70,433
Land held for development	1,000
Other current assets	1,103
Accounts payable and accrued expenses	(4,166)
Accrued salaries, wages and related taxes and benefits	(714)
Unearned revenue	(5,499)
Deferred income taxes	(7,707)
Other long-term liabilities	(300)
Intangible assets:
Identifiable intangible asset	2,525
Goodwill	13,791
Net assets acquired	$71,643

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Peak Resorts, Inc. and Snow Time for the three months ended July 31, 2018, as if the Snow Time Acquisition had been completed on May 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Snow Time Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma revenues and earnings of the combined companies for the three months ended July 31, 2018:

Net revenue	$10,735
Net loss	$(16,569)

The pro forma net loss was adjusted to give effect to pro forma events which are directly attributable to the Snow Time Acquisition. Adjustments to the pro forma net income for the three months ended July 31, 2018 included: i) the addition of interest and financing cost amortization of $973 and ii) the increase of $1,387 of net expense related to fair value adjustments to acquisition-date net assets acquired.

Note 4. Income Taxes

The Company’s effective income tax rates were 24.8% and 28.0% for the three months ended July 31, 2019 and 2018, respectively.

The effective tax rate for the three months ended July 31, 2019, was based on the expected full-year effective tax rate for the year ending April 30, 2020 and gives effect to the discrete tax effects of non-deductible costs incurred in connection with the Merger Agreement.

Income tax receivable of $6,454 as of July 31, 2019, is a result of applying the expected tax rate for the Company’s fiscal year ending April 30, 2020, to its loss before income tax for the three months ended July 31, 2019. Due to the seasonality of the Company’s business, the Company typically incurs significant operating losses during its first and second fiscal quarters.

Deferred income tax assets and liabilities are measured at enacted tax rates in the respective jurisdictions where the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. Any necessary valuation allowance based on that assessment would be provided if necessary.

Deferred income tax assets include those related to existing net operating loss carryforwards.  In connection with the Company’s initial public offering in November 2014, a change of ownership in the Company occurred pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its net operating loss carryforwards will be limited each year; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. The Company monitors the activity in its stock and should an ownership change occur under the Tax Reform Act of 1986, management would reassess the ability to realize net operating loss carryovers and provide additional valuation allowances, if necessary.

The Company does not have any material uncertain tax positions.

Note 5. Property and Equipment

The composition of property and equipment is as follows:

	July 31,	April 30,
	2019	2019
Land and improvements	$73,544	$73,486
Buildings and improvements	144,127	141,439
Equipment, furniture and fixtures	204,775	201,773
Construction in progress	7,836	8,198
	430,282	424,896
Less: accumulated depreciation and amortization	144,020	137,775
	$286,262	$287,121

Note 6. Credit Facilities and Long‑term Debt

The composition of long-term debt is as follows:

	July 31,	April 30,
	2019	2019
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020, related party debt	50,049	50,058
Wildcat Mountain Note due 2020	2,978	3,030
Capital Leases	1,565	1,746
Other borrowings	459	514
Less: Unamortized debt issuance costs	(3,778)	(4,128)
	217,435	217,382
Less: Current maturities	(1,214)	(1,513)
	$216,221	$215,869

In addition to the credit facilities listed above, the Company maintains a $10,000 working capital line of credit and a $15,000 acquisition line of credit with Royal Banks of Missouri. As of July 31, 2019, nothing was outstanding under the working capital line of credit and $12,415 was outstanding under the acquisition line of credit, and $10,000 and $2,585 was unused and available under the lines of credit, respectively.

As of July 31, 2019, the Company was in compliance will all debt covenants under its various credit facility and debt agreements.

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

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, long-term debt and preferred stock. For cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair market value due to their short-term nature. The estimated fair values of the Company’s debt instruments and preferred stock as of July 31, 2019 and April 30, 2019, is as follows:

July 31, 2019
		Carrying
	Fair Value	Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$116,717	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	18,563	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	44,956	52,000	Long-term debt, less current maturities
Term Loan due 2020, related party debt	50,000	50,049	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	2,865	2,978	Long-term debt, including current maturities
Capital leases and other borrowings	2,024	2,024	Long-term debt, less current maturities
Series A Preferred Stock	69,886	34,718	Series A preferred stock

April 30, 2019
		Carrying
	Fair Value	Amount	Balance Sheet Classification
EPR Secured Notes due 2034	$101,033	$93,162	Long-term debt, less current maturities
EPR Secured Notes due 2036	17,451	21,000	Long-term debt, less current maturities
EB-5 Development Notes due 2021	43,998	52,000	Long-term debt, less current maturities
Term Loan due 2020, related party debt	50,000	50,058	Long-term debt, less current maturities
Wildcat Mountain Note due 2020	2,897	3,030	Long-term debt, including current maturities
Capital leases and other borrowings	2,260	2,260	Long-term debt, less current maturities
Series A Preferred Stock	31,777	34,318	Series A preferred stock

The Company estimated the fair value of the EPR Secured Notes, Term Loan due 2020, EB‑5 Development Notes and Wildcat Mountain Note using a discounted cash flow approach and Level 2 inputs, including market borrowing yields for instruments of similar maturities and Level 3 inputs, including the Company’s credit rating. The Company estimated the fair value of the Series A Preferred Stock using Level 2 inputs, including market yields for similar instruments. The Company estimated the fair value of capital leases and other borrowings to approximate their carrying value.

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

Note 9. Stock-Based Compensation

Stock-based compensation expense was recognized in general and administrative expense in the accompanying consolidated condensed statements of operations for the three months ended July 31, 2019 and 2018 in the amounts of $382 and $56, respectively. As of July 31, 2019, unrecognized compensation expense related to grants of RSUs was $1,010 and will be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units

Under the Equity Incentive Plan and applicable award agreements, RSUs give the holder the right to receive (i) the number of shares of common stock underlying the RSUs or (ii) as may be elected by the compensation committee of the board of directors, cash equal to the closing sale price per share of common stock on the trading day immediately prior to the distribution date times the number of shares underlying the RSUs. Outstanding RSUs accrue dividends in the form of additional RSUs based on the market price of the Company’s common stock on the date cash dividends are paid to the Company’s common stockholders.

RSUs granted to non-employee members of the board of directors as part of their annual retainers generally vest one year from the date of grant and will be distributed to the holder on a date that is six months after the date the holder ceases to be a member of the Company’s board.

On May 8, 2019, the Company granted 140,000 RSUs to certain key employees. One-half of each RSU award will vest on the first anniversary of the grant date, and one-half of the RSU award will vest on the second anniversary of the grant date provided that the holder is employed by the Company at that time. Vested RSUs will be distributed to the holder immediately upon vesting.

On June 26, 2019, the Company granted 185,190 RSUs to employee participants in the Company’s Annual Incentive Plan. One-third of each RSU award vested immediately on the grant date, and one-third will vest on each of the first and second anniversaries of the grant date, provided that the holder is employed by the registrant at that time. Vested RSUs will be distributed to the reporting person immediately upon vesting.

The following table summarizes RSU activity for the three months ended July 31, 2019:

		Weighted
		Average
		Grant Date
		Per Share
	RSUs	Fair Value
Outstanding, April 30, 2019	192,571	$5.04
RSU awards granted	325,190	4.14
Dividends paid in RSUs during period	2,996	5.04
Released during period	(61,730)	3.95
Outstanding, July 31, 2019	459,027	$4.55

Vested, April 30, 2019	155,317	5.00
Vested during period	64,146
Released during the period	(61,730)
Vested, July 31, 2019	157,733	$5.00

RSUs outstanding as of July 31, 2019 had an aggregate intrinsic value of $4,990; and RSUs released during the three months ended July 31, 2019, had an aggregate intrinsic value of $244.

Note 10. Earnings (Loss) Per Share

The computation of basic and diluted loss per share for the three months ended January 31, 2019 and 2018 is as follows:

	Three Months ended July 31,
	2019	2018

Net loss attributable to common shareholders	$(20,409)	$(12,195)
Weighted number of shares:
Common stock	15,189,987	13,982,400
Outstanding vested Restricted Stock Units	157,496	103,203
	15,347,483	14,085,603
Basic and diluted loss per share	$(1.33)	$(0.87)

The Company’s outstanding unvested RSUs as of July 31, 2019 and 2018, have been excluded from the calculations of diluted earnings per share for the three-month periods then ended because their impact would be anti-dilutive. In addition, warrants to purchase 7,188,036 shares of common stock and the effect of the Company’s Series A Preferred Stock have been excluded from the calculation of diluted earnings per share for the three months ended July 31, 2019 and 2018, because the impact would be antidilutive.

Note 11. Subsequent Events

Litigation Related to the Merger

On August 28, 2019, an alleged shareholder of the Company, Earl M. Wheby Jr., filed a putative class action and derivative complaint in St. Louis County Circuit Court, 21st Judicial Circuit of Missouri, against each of the members of the Company’s board of directors, Vail Resorts, Parent and Merger Sub, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts a claim for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that the directors breached their fiduciary duties in connection with the Merger due to certain deal protection provisions in the Merger Agreement and disseminated a materially misleading proxy statement.  The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; and unspecified attorneys’ and experts’ fees.

On August 29, 2019, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and rules promulgated thereunder, based on allegations that the Proxy Statement omitted to disclose certain material facts allegedly necessary to make statements made in the Proxy Statement not misleading and/or misrepresented certain allegedly material information. The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger and any vote on the proposed Merger, unless and until the defendants disclose and disseminate to the Company’s shareholders the allegedly material information identified in the complaint; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; and unspecified attorneys’ and experts’ fees.

On September 6, 2019, an alleged shareholder of the Company, Eammon Carleton, filed a complaint in the United States District Court for the Southern District of New York, against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims under Section 14(a) and Section 20(a) of the Exchange Act and rules promulgated thereunder, based on allegations that the Proxy Statement omitted to disclose certain material facts allegedly necessary to make statements made in the Proxy Statement not misleading and/or misrepresented certain allegedly material information. The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; an order directing the defendants to disseminate a proxy statement that does not contain purportedly misleading statements or material omissions; and unspecified attorneys’ and experts’ fees.

The Company believes that the allegations against it in each of the foregoing lawsuits lack merit, however, there can be no assurance that any of the defendants will prevail in any one or more of the lawsuits. The Company is not able to estimate any possible loss from this litigation at this time. It is possible that additional lawsuits may be filed in connection with the proposed Merger.

Merger Developments

On August 6, 2019, the Company received a letter from the USFS confirming that renewal, issuance or reissuance of the Company’s USFS permits is not required as a consequence of consummation of the Merger. On August 28, 2019, the applicable waiting period under the HSR Act expired with respect to the proposed acquisition of the Company by Parent. These events satisfied two of the applicable conditions to closing of the acquisition set forth in the Merger Agreement.

The closing of the Merger is subject to certain other closing conditions, including adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated thereby by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at the Special Meeting of shareholders  as of the August 19, 2019 record date for the Special Meeting, voting together as a single class on an as-converted basis. On August 20, 2019, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger, which the Company intends to hold on September 20, 2019.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”) and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the Securities and Exchange Commission. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,'' “will,'' “expect,'' “intend,'' “estimate,'' “anticipate,'' “believe,'' “continue'' or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this Report. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	the failure to obtain Peak Resorts shareholder approval of the proposed Merger or the failure to satisfy the closing conditions in the Merger Agreement;
•	risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed Merger;
•

the effect of the announcement of the proposed Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, operating results and business generally;

•	unexpected costs, liabilities or delays involving the proposed Merger;
•	uncertainty surrounding the proposed Merger, including the timing of the consummation of the Merger;
•	the outcome of any legal proceeding relating to the proposed Merger;
•	weather, including climate change;

•	seasonality;
•	availability of funds for capital expenditures and operations;
•	competition with other indoor and outdoor winter leisure activities and ski resorts;
•	the leases and permits for property underlying certain of our ski resorts;
•	ability to integrate new acquisitions and transition acquired operations, systems and personnel;
•	environmental laws and regulations;
•	our dependence on key personnel;
•	the effect of declining revenues on margins;
•	the future development and continued success of our Mount Snow and Hunter Mountain ski resorts;
•	our reliance on information technology;
•	our current dependence on our primary lender and the lender's option to purchase certain of our ski resorts;
•	our dependence on a seasonal workforce;
•	our ability to avoid or recover from cyber and other security breaches and other disruptions; and
•	the securities market.

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

Recent Events

Merger Agreement and Proposed Merger

On July 20, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vail Holdings, Inc., a Colorado corporation (“Parent”), VRAD Holdings, Inc., a Missouri corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”), and, solely for the purposes stated in Section 9.14 of the Merger Agreement, Vail Resorts, Inc., a Delaware corporation (“Vail Resorts”), relating to the proposed acquisition of the Company by Parent. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Vail Resorts. Upon completion of the Merger, the Company will cease to be a publicly traded company and: (i) each share of the Company’s common stock issued and outstanding immediately prior to the Merger (other than Excluded Shares, as the term is defined in the Merger Agreement) will cease to be outstanding and will be converted into the right to receive $11.00 in cash, without interest and less any applicable withholding taxes; and (ii) each share of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) that is outstanding immediately prior to the Merger, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (A) $1,748.81, the product of  $11.00 multiplied by the amount equal to the quotient of $1,000 divided by $6.29; plus (B) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Merger, in cash without interest.

The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2019 and the Proxy Statement (as defined below). See Note 2 to the unaudited condensed consolidated financial statements included with this report, “Merger Agreement and Proposed Merger,” for additional information.

On August 6, 2019, the Company received a letter from the United States Forest Service (the “USFS”) confirming that renewal, issuance or reissuance of the Company’s USFS permits is not required as a consequence of consummation of the Merger. On August 28, 2019, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition of the Company by Parent. These events satisfied two of the applicable conditions to closing of the acquisition set forth in the Merger Agreement.

The closing of the Merger is also subject to adoption of the Merger Agreement and approval of the Merger and other transactions by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at a special meeting of shareholders (the “Special Meeting”) as of the August 19, 2019 record date for the Special Meeting, voting together as a single class on an as-converted basis. On August 20, 2019, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger (the “Proxy Statement”), which the Company intends to hold on September 20, 2019.

Our board of directors adopted and approved the Merger Agreement and declared advisable the Merger Agreement and the completion by the Company of the Merger and the other transactions contemplated thereby, and has recommended that our shareholders vote in favor of the adoption of the Merger Agreement and approve the Merger and the other transactions contemplated thereby at the Special Meeting. Certain of the Company’s largest shareholders, including Timothy Boyd, our President, Chief Executive Officer and Chairman of the Board, and Cap 1 LLC (“Cap 1”), have entered into voting and support agreements pursuant to which they have agreed to, among other things, and subject to certain conditions, vote shares representing approximately 45.0% of the total shares entitled to notice of, and to vote at, the Special Meeting, as of the date of the Merger Agreement, in favor of the proposal to the adopt the Merger Agreement and approve the Merger and the other transactions contemplated thereby. See Note 2 to the unaudited condensed consolidated financial statements included with this report, “Merger Agreement and Proposed Merger,” for additional information. The acquisition is expected to be completed in fall 2019, however, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Proxy Statement.

We have incurred merger-related costs of approximately $2.3 million, which are included in general and administrative expenses in our condensed consolidated statement of operations for the three months ended July 31, 2019.

Company Overview

We are a leading owner and operator of high-quality, individually branded ski resorts in the U.S.  With the acquisition of Snow Time, Inc. (“Snow Time”) we operate 17 ski resorts primarily located in the Northeast, Mid-Atlantic and Midwest, 16 of which we own. The majority of our resorts are located within 100 miles of major metropolitan markets, including New York City, Boston, Philadelphia, Baltimore, Washington D.C., Cleveland, Kansas City and St. Louis, enabling day and overnight drive accessibility. Our resorts are comprised of nearly 2,200 acres of skiable terrain that appeal to a wide range of ages and abilities. We offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction and zip lines, mountain biking and other summer activities. We believe that both the day and overnight drive segments of the ski industry are appealing given their stable revenue base, high margins and attractive risk-adjusted returns. We have maintained our targeted acquisition growth strategy and successfully acquired 14 ski resorts since our incorporation in 1997. We and our subsidiaries operate in a single business segment—resort operations.

Business Overview

Capital Projects

As part of our mission to build value by investing in our current properties through expansions, new products and amenities that will elevate our customers’ skiing and off-season experiences, during the first three months of fiscal 2020 we completed capital improvement projects at our Hidden Valley resort, and initiated capital improvement projects at our Liberty Mountain, Roundtop Mountain and Whitetail Mountain resorts.

•	At Hidden Valley, we completed the construction of a zip line tour which opened in May 2019.
•	At Liberty Mountain Resort, Roundtop Mountain Resort and Whitetail Mountain we initiated projects to improve snowmaking capabilities which we plan to complete in advance of the 2019/2020 ski season.

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

Results of Operations

Three Months ended July 31, 2019, Compared with the Three Months ended July 31, 2018

The following table presents our condensed unaudited consolidated statements of operations for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	Three months ended
	July 31,
	2019	2018	$ change	% change
Revenues:
Food and beverage	3,543	2,745	798	29.1%
Hotel/lodging	1,983	1,444	539	37.3%
Retail	245	212	33	15.6%
Summer activities	3,100	1,909	1,191	62.4%
Other	791	697	94	13.5%
	9,662	7,007	2,655	37.9%
Costs and Expenses:
Resort operating costs:
Labor and labor related expenses	11,501	8,388	3,113	37.1%
Retail and food and beverage cost of sales	1,131	894	237	26.5%
Power and utilities	1,126	967	159	16.4%
Other	6,112	4,022	2,090	52.0%
	19,870	14,271	5,599	39.2%

Depreciation and amortization	6,493	3,298	3,195	96.9%
General and administrative expenses	3,636	1,256	2,380	189.5%
Real estate and other non-income taxes	895	687	208	30.3%
Land and building rent	342	336	6	1.8%
Restructuring charges	—	177	(177)	-100.0%
	31,236	20,025	11,211	56.0%
Loss from operations	(21,574)	(13,018)	(8,556)	65.7%

Other (expense) income:
Interest, net of interest capitalized of $0 and $173 in 2019 and 2018, respectively	(4,632)	(3,479)	(1,153)	33.1%
Gain on sale/leaseback	83	83	—	0.0%
Other income	60	32	28	87.5%
	(4,489)	(3,364)	(1,125)	33.4%

Loss before income taxes	(26,063)	(16,382)	(9,681)	59.1%
Income tax benefit	(6,454)	(4,587)	(1,867)	40.7%
Net loss	$(19,609)	$(11,795)	$(7,814)	66.2%
Reported EBITDA	$(12,773)	$(9,543)	$(3,230)	33.8%

Net Revenue. Net revenue increased by $2.7 million, or 37.9%, for the three months ended July 31, 2019, compared with the three months ended July 31, 2018. The increase is primarily attributable to i) $3.7 million of revenue associated with the resort properties acquired in the Snow Time Acquisition and ii) a $1.0 million decrease in revenues at legacy Peak Resorts properties. The decreased revenues at legacy Peak Resorts properties  are primarily attributable to a decline in the volume of summer festivals, which negatively impacted summer activities, food and beverage and lodging revenue.

Resort Operating Costs. Resort operating costs increased $5.6 million, or 39.2%, for the three months ended July 31, 2019, compared with the same period in the prior year. The increase is primarily attributable to i) $5.9 million of resort operating costs associated with the resort properties acquired in the Snow Time Acquisition and ii) a $0.3 million decrease in resort operating costs at legacy Peak Resorts properties.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $3.2 million, or 96.9%, to $6.5 million for the three months ended July 31, 2019, primarily as a result of i) additional depreciable assets added during the last three quarters of fiscal 2019, including $70.4 million of property and equipment acquired from Snow Time and the Hunter Mountain expansion project and Carinthia Ski Lodge project assets, and ii) additional amortizing intangible assets added during the third quarter of fiscal 2019 as a result of the Snow Time Acquisition.

General and Administrative Costs. General and administrative expenses of approximately $3.6 million for the three months ended July 31, 2019, increased by approximately $2.4 million, or 189.5%, primarily as a result of  $2.3 million of professional fees and other costs associated with the Merger.

Real Estate and Other Non-Income Taxes. Real estate and other non-income taxes of $0.9 million for the three months ended July 31, 2019, increased by approximately $0.2 million, or 30.3%, as compared to the $0.7 million of real estate and other non-income taxes for the same period in fiscal 2019. The increase is a primarily a result of real estate taxes associated with the resort properties acquired in the Snow Time Acquisition.

Restructuring Charges. During the first quarter of fiscal 2019, we recognized $0.2 million of restructuring charges related to the closure of the hotel facility at our Attitash resort.

Interest, Net. Net interest expense of $4.6 million for the three months ended July 31, 2019, increased by $1.2 million, or 33.1%, as compared to the $3.5 million of net interest expense for the three months ended July 31, 2018. The increase in net interest expense relates primarily to i) approximately $0.9 million of interest on the $50 million Term Loan due 2020 which began accruing during the third quarter of fiscal 2019, ii) a $0.2 million decrease in the amount of capitalized interest during the first quarter of fiscal 2020, as compared to the same quarter in fiscal 2019, and iii) an increase in interest rates on variable rate debt.

Income Taxes. Income tax benefit increased $1.9 million, or 40.7%, to $6.5 million for the three months ended July 31, 2019 as compared with the three months ended July 31, 2018. As compared to the first quarter of fiscal 2019, the increase is primarily attributable to a larger pretax net loss in the first quarter of fiscal 2020 as compared with the first quarter of fiscal 2019.

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

Reconciliations of net income to EBITDA for the three months ended July 31, 2019 and 2018, were as follows (dollars in thousands):

	Three months ended July 31,
	2019	2018

Net loss	$(19,609)	$(11,795)
Income tax benefit	(6,454)	(4,587)
Interest expense, net	4,632	3,479
Depreciation and amortization	6,493	3,298
Merger Agreement related costs	2,308	—
Restructuring charges	—	177
Other income	(60)	(32)
Gain on sale/leaseback	(83)	(83)
Reported EBITDA	$(12,773)	$(9,543)

Reported EBITDA decreased by $3.2 million, or 33.8%, for the three months ended July 31, 2019, as compared with the same period in the prior year, primarily as a result of i) approximately $2.5 million of Reported EBITDA loss associated with the resort properties acquired in the Snow Time Acquisition, and ii) lower revenue and increased operating expenses at legacy Peak Resorts operations.

Liquidity and Capital Resources

Significant Sources of Cash

Our available cash is consistently highest in our fourth quarter primarily due to the seasonality of our resort business. We had $14.5 million of cash and cash equivalents as of July 31, 2019, compared with $30.2 million at April 30, 2019. Cash of $10.0 million and $6.2 million was used in operating activities during the three months ended July 31, 2019 and 2018, respectively. We generate the majority of our cash from operations during the ski season, which occurs during our third and fourth quarters. We currently anticipate cash flow from operations will continue to provide a significant source of our future cash flows.  We expect our liquidity needs for the near term and the next fiscal year will be met by operating cash flows (primarily those generated in our third and fourth fiscal quarters) and additional borrowings under our various credit agreements, as needed.

Long-term debt at July 31, 2019 and April 30, 2019 consisted primarily of borrowings pursuant to the loans and other credit facilities with EPR Properties, our primary lender, Royal Banks of Missouri, our primary banking partner, Cap 1 and our EB-5 partnerships.   We have presented in the table below the composition of our long-term debt as of July 31, 2019 and April 30, 2019 (dollars in thousands):

	July 31,	April 30,
	2019	2019
EPR Secured Notes due 2034	$93,162	$93,162
EPR Secured Notes due 2036	21,000	21,000
EB-5 Development Notes due 2021	52,000	52,000
Term Loan due 2020, related party debt	50,049	50,058
Wildcat Mountain Note due 2020	2,978	3,030
Capital Leases	1,565	1,746
Other borrowings	459	514
Less: Unamortized debt issuance costs	(3,778)	(4,128)
	217,435	217,382
Less: Current maturities	(1,214)	(1,513)
	$216,221	$215,869

In addition to the credit facilities listed above, the Company maintains a $10.0 million working capital line of credit and a $15.0 million acquisition line of credit with Royal Banks of Missouri. As of July 31, 2019, nothing was outstanding under the working capital line of credit, and $12.4 million was outstanding under the acquisition line of credit, and $10.0 million and $2.6 million was unused and available under the lines of credit, respectively.

As of July 31, 2019, we were in compliance will all debt covenants under our various credit facilities and debt agreements.

Cash Flow

Three Months ended July 31, 2019 Compared with the Three Months ended July 31, 2018

Cash of $10.0 million was used in operating activities in the first quarter of fiscal 2020, a $3.8 million increase when compared with the $6.2 million of cash used in the first quarter of fiscal 2019.  The increased use of cash was primarily a result of changes in working capital items. As compared to the first quarter of fiscal 2019, changes in working capital balances during the first quarter of fiscal 2020 included i) the impact of incentive compensation payments of amounts accrued at April 30, 2019 and ii) the impact of cash losses during the first quarter of fiscal 2020 at resorts acquired in the Snow Time Acquisition.

Cash of $5.1 million was used by investing activities in the first three months of fiscal 2020, a decrease of $3.1 million when compared with the $8.2 million used in the first three months of fiscal 2019. Investing cash flows in fiscal 2020 related primarily to additions to property and equipment associated with the completion of Hidden Valley Zip Tour project, snow making improvement projects at the resorts we acquired in the Snow Time Acquisition and maintenance capital expenditures. Additions to property and equipment during the first three months of fiscal 2019 related primarily to the construction of the Carinthia Ski Lodge, Hunter North expansion and Hidden Valley Zip Tour projects.

Cash of $1.8 million was used by financing activities in the first three months of fiscal 2020, a decrease of $0.1 million when compared with the $1.9 million used in the first three months of fiscal 2019.  Financing cash flows in the first quarter of fiscal 2020 included $0.3 million of debt repayments and $1.5 million of distributions to stockholders.  Financing cash flows in the first quarter of fiscal 2019 included $0.5 million of debt repayments and $1.4 million of distributions to stockholders.

Significant Uses of Cash

As of July 31, 2019, our cash uses are currently expected to include i) operating expenditures, ii) capital expenditures, and iii) debt service. We have historically invested significant cash in capital expenditures for our resort operations and expect to continue to invest in the future.

Capital expenditures, including capital lease agreements, during the first three months of fiscal 2020 were $5.1 million and included $1.1 million to complete the Hidden Valley Zip Tour project, $0.8 million on snow making improvement projects at the resorts we acquired in the Snow Time Acquisition and $3.2 million to maintain and enhance our resort properties. We currently anticipate that for the full 2020 fiscal year, we will spend between approximately $11.0 million to $13.0 million on capital expenditures.

As of July 31, 2019, 40,000 shares of our Series A Preferred Stock were outstanding, 20,000 of which were issued to Cap 1 in connection with the Snow Time Acquisition which closed in November 2018. The terms of the Series A Preferred Stock provide that cumulative dividends accrue on a daily basis in arrears at the rate of 8.0% per annum on the liquidation value of $1,000 per share, beginning nine months from the date of issuance. Accordingly, during August of 2019, dividends began accruing on the 20,000 shares of Series A Preferred Stock issued in November 2018.  All accrued and accumulated dividends on the Series A Preferred Stock must be paid prior and in preference to any cash dividend on our common stock. In addition, until the earlier of i) such date as no Series A Preferred Stock remains outstanding and ii) January 1, 2027, we are prohibited from paying any dividend on common stock when there are accrued or unpaid dividends with respect to the Series A Preferred Stock. Series A Preferred Stock dividends equate to approximately $0.8 million per quarter.

During the first three months of fiscal 2020, we paid common stock dividends of $1.1 million ($0.07 per share of common stock on May 10, 2019), and declared a cash dividend of $1.1 million ($0.07 per share of common stock to common stockholders of record on July 25, 2019), which we paid on August 9, 2019. The declaration and payment of future dividends will be at the sole discretion of our board of directors, and will depend on many factors, including our actual results of operations, financial condition, capital requirements, contractual restrictions, restrictions in our debt agreements, preference of our Series A Preferred Stock, economic conditions and other factors that could differ materially from our current expectations.

The Company agreed in the Merger Agreement to suspend the payment of any future dividends, other than the quarterly cash dividend declared on July 2, 2019 of  $0.07 per outstanding share of its common stock, which was paid on August 9, 2019 to common shareholders of record as of July 25, 2019, and the Series A Preferred Stock dividend of $0.4 million, which was paid on August 9, 2019 to the holder of the Company’s Series A Preferred Stock. Dividends on the Series A Preferred Stock will continue to accrue.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10‑Q, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10‑Q identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) under the Exchange Act that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our business, operating results or financial conditions, except as discussed below with respect to litigation relating to the proposed Merger. The ski industry is characterized by periodic litigation and as a result, we may be involved in various additional legal proceedings from time to time.

On August 28, 2019, an alleged shareholder of the Company, Earl M. Wheby Jr., filed a putative class action and derivative complaint in St. Louis County Circuit Court, 21st Judicial Circuit of Missouri, against each of the members of the Company’s board of directors, Vail Resorts, Parent and Merger Sub, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts a claim for breach of fiduciary duty against the defendants. The complaint alleges, among other things, that the directors breached their fiduciary duties in connection with the Merger due to certain deal protection provisions in the Merger Agreement and disseminated a materially misleading proxy statement.  The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; and unspecified attorneys’ and experts’ fees.

On August 29, 2019, an alleged shareholder of the Company filed a complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims under Section 14(a) and Section 20(a) of the Exchange Act and rules promulgated thereunder, based on allegations that the Proxy Statement omitted to disclose certain material facts allegedly necessary to make statements made in the Proxy Statement not misleading and/or misrepresented certain allegedly material information. The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger and any vote on the proposed Merger, unless and until the defendants disclose and disseminate to the Company’s shareholders the allegedly material information identified in the complaint; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; and unspecified attorneys’ and experts’ fees.

On September 6, 2019, an alleged shareholder of the Company, Eammon Carleton, filed a complaint in the United States District Court for the Southern District of New York, against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. The complaint asserts claims under Section 14(a) and Section 20(a) of the Exchange Act and rules promulgated thereunder, based on allegations that the Proxy Statement omitted to disclose certain material facts allegedly necessary to make statements made in the Proxy Statement not misleading and/or misrepresented certain allegedly material information. The complaint seeks, among other things, an order enjoining the defendants from proceeding with, consummating or closing the proposed Merger; in the event the proposed Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; an order directing the defendants to disseminate a proxy statement that does not contain purportedly misleading statements or material omissions; and unspecified attorneys’ and experts’ fees.

The Company believes that the allegations against it in each of the foregoing lawsuits lack merit, however, there can be no assurance that any of the defendants will prevail in any one or more of the lawsuits. It is possible that additional lawsuits may be filed in connection with the proposed Merger.

Item 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended April 30, 2019, a description of certain risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition to those risk factors, we have identified the following additional risk factors related to the Merger.

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

On July 20, 2019, we entered into the Merger Agreement with Parent, Merger Sub, and, solely for the purposes stated in Section 9.14 of the Merger Agreement, Vail Resorts, relating to the proposed acquisition of the Company by Parent. Upon consummation of the Merger pursuant to the Merger Agreement, the Company will continue as the surviving corporation as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Vail Resorts.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, (i) each share of the Company’s common stock issued and outstanding immediately prior to the Merger (other than Excluded Shares) will cease to be outstanding and will be converted into the right to receive $11.00 in cash, without interest and less any applicable withholding taxes; and (ii) each share of Series A Preferred Stock that is outstanding immediately prior to the Merger, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (A) $1,748.81, the product of  $11.00 multiplied by the amount equal to the quotient of $1,000 divided by $6.29; plus (B) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Merger, in cash without interest.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our season pass and other sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the requirement that the Merger Agreement be adopted and the Merger and the transactions contemplated thereby be approved by the affirmative vote of the holders of at least two-thirds of the outstanding shares of common stock and Series A Preferred Stock entitled to vote at the Special Meeting as of the August 19, 2019 record date for the Special Meeting, voting together as a single class on an as-converted basis.  The Company intends to hold the Special Meeting on September 20, 2019.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. On August 6, 2019, the Company received a letter from the USFS confirming that renewal, issuance or reissuance of the Company’s USFS permits is not required as a consequence of consummation of the Merger. On August 28, 2019, the applicable waiting period under the HSR Act expired with respect to the proposed acquisition of the Company by Parent. While these events satisfied two of the applicable conditions to closing of the acquisition set forth in the Merger Agreement, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Proxy Statement.  We cannot guarantee that the remaining closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our capital stock will not receive any payment for their shares of capital stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our capital stock will continue to own their shares of stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•

we could be required to pay a termination fee of up to $9.22 million to Parent, and up to $3.0 million of Parent’s fees and expenses incurred in connection with the Merger Agreement and related transactions, under certain circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the Merger that we would be unable to recover;
•	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•	we may be subject to legal proceedings related to any delay or failure to complete the Merger;
•

any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of up to $9.22 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay. Additional information regarding these restrictions is provided in the definitive proxy statement on Schedule 14A that we filed with the Securities and Exchange Commission on August 20, 2019.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Item 1, “Legal Proceedings,” three complaints have been filed by alleged shareholders of the Company against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. Each of the complaints seek, among other things, orders enjoining consummation of the Merger unless and until such matters have been resolved. If injunctive relief is granted in any one or more of the lawsuits, then the Merger may not be consummated at all or within the expected timeframe. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending any one or more of the lawsuits, we may incur substantial costs

We will incur substantial transaction fees and costs in connection with the Merger.

As of July 31, 2019, we have incurred $2.3 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. Furthermore, if our shareholders do not vote to adopt the Merger Agreement and approve the Merger and the other transactions contemplated thereby by the requisite two-thirds affirmative vote and the Merger Agreement is terminated, the Merger Agreement requires us to reimburse Parent for all of its fees and expenses incurred in connection with the Merger Agreement and related transactions up to $3.0 million. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

(a)	None.
(b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors implemented in the quarter ended July 31, 2019.

Item 6. EXHIBITS.

The exhibits filed or furnished are set forth in the Exhibit Index at the end of this Quarterly Report on Form 10‑Q.

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, dated as of July 20, 2019, by and among Vail Holdings, Inc., VRAD Holdings, Inc., Peak Resorts, Inc. and, solely for the purposes stated in Section 9.14, Vail Resorts, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

3.1	Amendment to Amended and Restated By-laws of Peak Resorts, Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.1	Form of Peak Resorts, Inc. Employee Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2019 and incorporated herein by reference).

10.2

Voting, Support and Consent Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc., Cap 1, LLC, Peak Resorts, Inc., Snow Time Acquisition, Inc. and the subsidiary guarantors listed on the signature pages thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.3

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and Richard S. Sackler, M.D. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.4

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and the Richard and Beth Sackler Foundation, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.5

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and David Sackler (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.6

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and Timothy D. Boyd (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.7

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and the Timothy D. Boyd Revocable Trust U/A 8/27/1996 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.8

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and the Timothy D. Boyd 2011 Family Trust U/A 1/28/2011 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.9

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and the Melissa K. Boyd Revocable Trust U/A 8/27/1996 (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

10.10

Voting and Support Agreement, dated as of July 20, 2019, by and among Vail Holdings, Inc. and Jesse Boyd and Jessica Boyd JTWROS (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

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

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK RESORTS, INC.

	By:	/s/ TIMOTHY D. BOYD

Date: September 13, 2019		Timothy D. Boyd
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ CHRISTOPHER J. BUB

Date: September 13, 2019		Christopher J. Bub
Chief Financial Officer, Vice President and Secretary